Form 10-Q
period 2017-09-30
Osprey Energy Acquisition Corp
filed 2017-11-14
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, there were 27,500,000 shares of the Company’s Class A common stock, par value $0.0001, and 6,875,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

Osprey Energy Acquisition Corp.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$1,270,297	$—
Prepaid expenses	176,312	—
Total Current Assets	1,446,609	—

Cash and marketable securities held in Trust Account	275,559,811	—
Total Assets	$277,006,420	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$45,715	$—
Income taxes payable	169,606	—
Advances from related party	—	532
Total Current Liabilities	215,321	532

Deferred underwriting fees	9,625,000	—
Total Liabilities	9,840,321	532

Commitments

Common stock subject to possible redemption, 26,163,350 and -0- shares at redemption value as of September 30, 2017 and December 31, 2016, respectively	262,166,098	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 125,000,000 shares authorized; 1,336,650 and -0- issued and outstanding (excluding 26,163,350 and -0- shares subjection to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	134	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 and 7,187,500 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	688	719
Additional paid-in capital	4,710,861	24,281
Stock subscription receivable	—	(25,000)
Retained earnings/(Accumulated deficit)	288,318	(532)
Total Stockholders’ Equity	5,000,001	(532)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,006,420	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Operating costs	$98,267	$101,355
Loss from operations	(98,267)	(101,355)

Other income:
Interest income	519,172	519,172
Unrealized gain on marketable securities held in Trust Account	40,639	40,639
Other income	559,811	559,811

Income before provision for income taxes	461,544	458,456
Provision for income taxes	(169,606)	(169,606)
Net income	$291,938	$288,850

Weighted average shares outstanding, basic and diluted(1)	7,531,586	6,683,478

Basic and diluted net loss per common share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 26,163,350 shares subject to redemption at September 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2017
Cash Flows from Operating Activities:
Net income	$288,850
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(519,172)
Unrealized gain on marketable securities held in Trust Account	(40,639)
Changes in operating assets and liabilities:
Prepaid expenses	(176,312)
Accrued expenses	45,715
Income taxes payable	169,606
Net cash used in operating activities	(231,952)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	269,500,000
Proceeds from sale of Private Placement Warrants	7,500,000
Repayment of advances – related party	(532)
Proceeds from borrowings under promissory note – related party	168,843
Repayment of promissory note – related party	(168,843)
Payment of offering costs	(522,219)
Net cash provided by financing activities	276,502,249

Net Change in Cash and Cash Equivalents	1,270,297
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$1,270,297

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to redemption	$261,874,100
Change in value of common stock subject to redemption	$291,998
Deferred underwriting fees	$9,625,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on July 20, 2017. On July 26, 2017, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Osprey Sponsor, LLC (the “Sponsor” or “Initial Stockholder”), generating gross proceeds of $7,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $15,647,219, consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees (see Note 6) and $522,219 of other costs. At September 30, 2017, $1,270,297 of cash was held outside of the Trust Account and was available for working capital purposes.

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

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on July 20, 2017, as well as the Company’s Form 8-K, as filed with the SEC on August 1, 2017. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

The Company had minimal activity for the period from June 13, 2016 (inception) through September 30, 2016. Accordingly, the condensed statement of operations and condensed statement of cash flow for the period from June 13, 2016 (inception) through September 30, 2016 are not presented.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017 and December 31, 2016, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 19,500,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net income	$291,938	$288,850
Less: Income attributable to common stock subject to redemption	(362,998)	(362,998)
Adjusted net loss	$(71,060)	$(74,148)

Weighted average shares outstanding, basic and diluted	7,531,586	6,683,478

Basic and diluted net loss per common share	$(0.01)	$(0.01)

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Advances from Related Party

Prior to the closing of the Initial Public Offering, one of the Company’s officers advanced an aggregate of $532 for costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Promissory Note – Related Party

Prior to the closing of the Initial Public Offering, the Sponsor loaned the Company a total of $168,843 under a promissory note (the “Promissory Note”) to be used for the payment of costs related to the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2017 or the closing of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering.

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

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 1,336,650 and -0- shares of Class A common stock issued and outstanding (excluding 26,163,350 and -0- shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2017 and December 31, 2016, there were 6,875,000 and 7,187,500 shares of common stock issued and outstanding. At December 31, 2016, 937,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholder would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholder did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option on August 9, 2017, 312,500 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017, and December 31, 2016 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$275,559,811	$—

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net income of $291,938, which consists of interest income on marketable securities held in the Trust Account of $519,712 and an unrealized gain on marketable securities held in our Trust Account of $40,639, offset by operating costs of $98,267 and a provision for income taxes of $169,606.

For the nine months ended September 30, 2017, we had net income of $288,850, which consists of interest income on marketable securities held in the Trust Account of $519,712 and an unrealized gain on marketable securities held in our Trust Account of $40,639, offset by operating costs of $101,355 and a provision for income taxes of $169,606.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $275,000,000 was placed in the Trust Account. We incurred $15,647,219 in Initial Public Offering related costs, including $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees and $522,219 of Initial Public Offering costs.

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $275,559,811 (including approximately $560,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended September 30, 2017, cash used in operating activities was $231,952, consisting primarily of net income of $288,850, interest earned on cash and marketable securities held in the Trust Account of $519,172 and an unrealized gain on marketable securities held in our Trust Account of $40,639. Changes in operating assets and liabilities used $39,009 of cash from operating activities.

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

As of September 30, 2017, we had cash of $1,270,297 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Osprey Energy Acquisition Corp.

Date: November 14, 2017		/s/ Jonathan Z. Cohen
	Name:	Jonathan Z. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017		/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

