Form 10-Q
period 2018-03-31
Osprey Energy Acquisition Corp
filed 2018-05-09
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 27,500,000 shares of the Company’s Class A common stock, par value $0.0001, and 6,875,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

Osprey Energy Acquisition Corp.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,035,950	$1,169,581
Prepaid expenses	159,172	145,132
Total Current Assets	1,195,122	1,314,713

Marketable securities held in Trust Account	276,727,570	276,043,714
Total Assets	$277,922,692	$277,358,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$89,986	$190,918
Income taxes payable	350,000	142,846
Total Current Liabilities	439,986	333,764

Deferred underwriting fees	9,625,000	9,625,000
Total Liabilities	10,064,986	9,958,764

Commitments

Common stock subject to possible redemption, 26,160,676 and 26,140,754 shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	262,857,703	262,399,662

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 125,000,000 shares authorized; 1,339,324 and 1,359,246 issued and outstanding (excluding 26,160,676 and 26,140,754 shares subjection to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	134	136
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	688	688
Additional paid-in capital	4,019,256	4,477,295
Retained earnings	979,925	521,882
Total Stockholders’ Equity	5,000,003	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,922,692	$277,358,427

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating costs	$174,900	$3,000
Loss from operations	(174,900)	(3,000)

Other income:
Interest income	940,110	—
Unrealized loss on marketable securities held in Trust Account	(100,013)	—
Other income, net	840,097	—

Income (loss) before provision for income taxes	665,197	(3,000)
Provision for income taxes	(207,154)	—
Net income (loss)	$458,043	$(3,000)

Weighted average shares outstanding, basic and diluted (1)	8,234,246	6,250,000

Basic and diluted net income (loss) per common share	$0.01	$(0.00)

(1)	Excludes an aggregate of up to 26,160,676 and -0- shares subject to redemption at March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$458,043	$(3,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(940,110)
Unrealized loss on marketable securities held in Trust Account	100,013
Changes in operating assets and liabilities:
Prepaid expenses	(14,040)
Accounts payable and accrued expenses	(100,932)	3,000
Income taxes payable	207,154
Net cash used in operating activities	(289,872)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	156,241	—
Net cash provided by investing activities	156,241	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholder	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash and Cash Equivalents	(133,631)	25,000
Cash and cash equivalents – Beginning	1,169,581	—
Cash and cash equivalents – Ending	$1,035,950	$25,000

Non-Cash Investing and Financing activities:
Deferred offering costs included in accrued offering costs	$—	$43,434
Change in value of common stock subject to redemption	$458,041	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $15,647,219, consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees (see Note 6) and $522,219 of other costs. At March 31, 2018, $1,035,950 of cash and cash equivalents was held outside of the Trust Account and was available for working capital purposes.

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

March 31, 2018

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 16, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had $901,155 and $650,042 of cash equivalents, respectively.

Marketable securities held in Trust Account

At March 31, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2018, the Company withdrew $156,241 of interest income from the Trust Account to pay franchise taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,250,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Net income (loss)	$458,043	$(3,000)
Less: Income attributable to common stock subject to redemption	(406,697)	—
Adjusted net income (loss)	$51,346	$(3,000)

Weighted average shares outstanding, basic and diluted	8,234,246	6,250,000

Basic and diluted net income (loss) per common share	$0.01	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Atlas Energy Group, LLC

Atlas Energy Group, LLC, which Company officers and directors Edward Cohen, Jonathan Cohen and Daniel Herz are also directors and officers of, and its affiliates provide the Company with advisory services in connection with potential business opportunities and prospective targets. For the three months ended March 31, 2018 and 2017, the Company paid $17,395 and $0 in expenses in connection with such services.

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

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 1,339,324 and 1,359,246 shares of Class A common stock issued and outstanding (excluding 26,160,676 and 26,140,754 shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 6,875,000 shares of common stock issued and outstanding.

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

OSPREY ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$276,727,570	$276,043,714

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In April 2018, the Company withdrew $350,000 of interest earned on the Trust Account to pay its income tax obligations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares of our stock:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of $458,043, which consists of interest income on marketable securities held in the Trust Account of $940,110, offset by operating costs of $174,900, an unrealized loss on marketable securities held in our Trust Account of $100,013, and a provision for income taxes of $207,154.

For the three months ended March 31, 2017, we had net loss of $3,000, which consists of operating costs.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $275,000,000 was placed in the Trust Account. We incurred $15,647,219 in Initial Public Offering related costs, including $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees and $522,219 of other costs.

As of March 31, 2018, we had marketable securities held in the Trust Account of $276,727,570 (including approximately $1,728,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through March 31, 2018, we withdraw $382,907 of interest earned on the Trust Account to pay franchise and income taxes. In April 2018, we withdrew an additional $350,000 of interest earned on the Trust Account to pay income taxes.

For the three months year ended March 31, 2018, cash used in operating activities was $289,872, consisting primarily of interest earned on marketable securities held in the Trust Account of $940,110, offset by net income of $458,043 and an unrealized loss on marketable securities held in our Trust Account of $100,013. Changes in operating assets and liabilities provided $92,182 of cash from operating activities.

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

As of March 31, 2018, we had cash of $1,035,590 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2018 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. We did not have any financial instruments that were exposed to market risks at March 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K as of December 31, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K as of December 31, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In June 2016, we issued an aggregate of 125,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000 or $0.20 per share. In addition, in March 2017, we effected a 57.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares were sold pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act and 937,500 of the Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option of 3,750,000 Units in connection with the Initial Public Offering was not exercised. On August 9, 2017, the underwriters elected to partially exercise their over-allotment option to purchase 2,500,000 Units at a purchase price of $10.00 per Unit. As a result of the underwriters’ determination not to fully exercise their overallotment option, the Sponsor forfeited 312,500 Founder Shares on August 9, 2017.

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

We paid a total of $5,500,000 in underwriting discounts and commissions and $522,219 for other costs and expenses related to the offering. In addition, the underwriters agreed to defer $9,625,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $9,625,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $276,477,781, of which $275,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

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

Osprey Energy Acquisition Corp.

Date: May 9, 2018		/s/ Jonathan Z. Cohen
	Name:	Jonathan Z. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018		/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

