Form 10-Q
period 2018-06-30
Osprey Energy Acquisition Corp
filed 2018-08-10
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 27,500,000 shares of the Company’s Class A common stock, par value $0.0001, and 6,875,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

Osprey Energy Acquisition Corp.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$708,181	$1,169,581
Prepaid expenses	121,107	145,132
Total Current Assets	829,288	1,314,713

Marketable securities held in Trust Account	277,495,745	276,043,714
Total Assets	$278,325,033	$277,358,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$94,094	$190,918
Income taxes payable	146,820	142,846
Total Current Liabilities	240,914	333,764

Deferred underwriting fees	9,625,000	9,625,000
Total Liabilities	9,865,914	9,958,764

Commitments

Common stock subject to possible redemption, 26,126,307 and 26,140,754 shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	263,459,110	262,399,662

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 125,000,000 shares authorized; 1,373,693 and 1,359,246 shares issued and outstanding (excluding 26,126,307 and 26,140,754 shares subjection to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	137	136
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	688	688
Additional paid-in capital	3,417,846	4,477,295
Retained earnings	1,581,338	521,882
Total Stockholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,325,033	$277,358,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating costs	$433,022	$88	$607,922	$3,088
Loss from operations	(433,022)	(88)	(607,922)	(3,088)

Other income:
Interest income	1,054,471	—	1,994,581	—
Unrealized gain on marketable securities held in Trust Account	126,784	—	26,771	—
Other income	1,181,255	—	2,021,352	—

Income (loss) before provision for income taxes	748,233	(88)	1,413,430	(3,088)
Provision for income taxes	(146,820)	—	(353,974)	—
Net income (loss)	$601,413	$(88)	$1,059,456	$(3,088)

Weighted average shares outstanding, basic and diluted (1)	8,214,324	6,250,000	8,224,230	6,250,000

Basic and diluted net loss per common share (2)	$(0.04)	$(0.00)	$(0.08)	$(0.00)

(1)	Excludes an aggregate of up to 26,126,307 and -0- shares subject to redemption at June 30, 2018 and 2017, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $947,164 and $1,745,256 for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$1,059,456	$(3,088)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,994,581)	—
Unrealized gain on marketable securities held in Trust Account	(26,771)	—
Changes in operating assets and liabilities:
Prepaid expenses	24,025	—
Accounts payable and accrued expenses	(96,824)	3,000
Income taxes payable	3,974	—
Net cash used in operating activities	(1,030,721)	(88)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	569,321	—
Net cash provided by investing activities	569,321	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholder	—	25,000
Proceeds from borrowings under promissory note – related party	—	97,600
Payment of offering costs	—	(122,446)
Net cash provided by financing activities	—	154

Net Change in Cash and Cash Equivalents	(461,400)	66
Cash and cash equivalents – Beginning	1,169,581	—
Cash and cash equivalents – Ending	$708,181	$66

Non-Cash Investing and Financing activities:
Deferred offering costs included in accrued offering costs	$—	$171,000
Change in value of common stock subject to redemption	$1,059,448	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Osprey Energy Acquisition Corp. (the “Company”) is a blank check company, which was incorporated in Delaware on June 13, 2016 under the name Blackburn Energy Acquisition Corp. The Company changed its name to Osprey Energy Acquisition Corp. on April 11, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the energy industry. In connection with the proposed acquisition of the Royal Entities (as described in Note 5), the Company formed two wholly owned subsidiaries, Osprey Minerals GP, LLC (which was subsequently renamed Falcon Minerals, GP, LLC on July 16, 2018), which was incorporated in Delaware on May 31, 2018 (“Osprey GP”), and Osprey Minerals Operating Partnership, LP (which was subsequently renamed Falcon Minerals Operating Partnership, LP on July 16, 2018), which was formed in Delaware on May 31, 2018 (“Osprey Opco”). Both Osprey GP and Osprey Opco did not have any activity as of June 30, 2018.

All activity through June 30, 2018 relates to the Company’s formation, the consummation of its initial public offering of 27,500,000 units (the “Initial Public Offering”), the sale of 7,500,000 warrants (the “Private Placement Warrants”) in a private placement to the Company’s sponsor, Osprey Sponsor, LLC (the “Sponsor” or “Initial Stockholder”), identifying a target company for a Business Combination and activities in connection with the proposed acquisition of the Royal Entities, as described in Note 5.

The Company will have until July 26, 2019 to consummate a Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 16, 2018, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had $667,244 and $650,042 of cash equivalents, respectively.

Marketable securities held in Trust Account

At June 30, 2018 and December 31, 2017, the assets held in the trust account (the “Trust Account”) were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2018, the Company withdrew $569,321 from the Trust Account to pay income taxes and franchise taxes.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,250,000 shares of Class A common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$601,413	$(88)	$1,059,456	$(3,088)
Less: Income attributable to common stock subject to possible redemption	(947,164)	—	(1,745,256)	—
Adjusted net loss	$(345,751)	$(88)	$(685,800)	$(3,088)

Weighted average shares outstanding, basic and diluted	8,214,324	6,250,000	8,224,230	6,250,000

Basic and diluted net loss per common share	$(0.04)	$(0.00)	$(0.08)	$(0.00)

3. RELATED PARTY TRANSACTIONS

Atlas Energy Group, LLC

Atlas Energy Group, LLC, which Company officers and directors Edward Cohen, Jonathan Cohen and Daniel Herz are also directors and officers of, and its affiliates provide the Company with advisory services in connection with potential business opportunities and prospective targets. For the three and six months ended June 30, 2018, the Company paid $15,872 and $33,267, respectively, in expenses in connection with such services. The Company did not pay for any such services during the three and six months ended June 30, 2017.

4. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on July 20, 2017, the holders of the shares of Class B common stock (the “Founder Shares”), the Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the working capital loans (and their underlying securities) are entitled to registration rights. The holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1993, as amended (the “Securities Act”). However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

Legal Matter

Certain of the Company's officers and directors are defendants in a lawsuit captioned Tomasulo v. Cohen, et al. (Court of Common Pleas, Philadelphia County, Philadelphia), which among other things challenges the adequacy of certain disclosures made in a preliminary proxy statement initially filed with the SEC on June 14, 2018 and subsequently amended on July 16, 2018 and July 30, 2018. The Company believes the claims to be without merit and intends to defend itself vigorously.

5. CONTRIBUTION AGREEMENT

On June 3, 2018, the Company entered into a Contribution Agreement with Royal Resources L.P. (“Royal LP”), Royal Resources GP L.L.C. (“Royal GP” and collectively with Royal LP, “Royal”), Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”), Hooks Holding Company GP, LLC (“Hooks GP,” and collectively with NRAC, Hooks Holdings, DGK and DGK GP, the “Contributors”), pursuant to which the Company will acquire from the Contributors all of their equity interests in certain of their subsidiaries (the “Royal Entities”) named in the Contribution Agreement (the “Royal Business Combination”).

Pursuant to the Contribution Agreement, at closing, the Company will contribute cash to Osprey Opco, in exchange for (a) a number of common units equal to the number of shares of Class A common stock outstanding as of the closing, and (b) a number of Osprey Opco warrants exercisable for common units equal to the number of warrants to purchase shares of Class A common stock (the “Osprey warrants”) outstanding as of the closing. Following the closing, the Company will control Osprey Opco through its ownership of Osprey GP, the sole general partner of Osprey Opco.

Pursuant to the terms of the Contribution Agreement, at the closing, the Contributors will receive consideration consisting of $800 million plus reimbursement of certain of their transaction expenses. The $800 million consideration will consist of (i) $400 million of cash and (ii) 40 million common units, with each common unit valued at $10.00 per unit. If there is insufficient cash at closing to pay $400 million to the Contributors (as a result of redemptions of Class A common stock or otherwise), then the Contributors will receive less cash and more common units with each additional common unit valued at $10.00 per unit. As a condition to the Contributors’ obligation to consummate the Royal Business Combination, the cash consideration available to be paid to them must total at least $355 million, in the aggregate.

In addition to the above, Royal LP will be entitled to receive earn-out consideration to be paid in the form of common units (with a corresponding number of shares of Class C common stock) if the volume-weighted average price of the trading days during any thirty (30) calendar days (the “30-Day VWAP”) of the Class A common stock equals or exceeds certain hurdles set forth in the Contribution Agreement.

At the closing, the Company will also issue to the Contributors a number of shares of the Company’s Class C common stock, equal to the number of common units issued to such Contributors pursuant to the Contribution Agreement. The Contributors will generally have the right to cause Osprey Opco to redeem all or a portion of their common units in exchange for shares of Class A common stock; provided that the Company may, at its option, effect a direct exchange of such shares of Class A common stock for such common units in lieu of such a redemption by Osprey Opco. Upon the future redemption or exchange of common units held by a Contributor, a corresponding number of shares of Class C common stock will be cancelled.

Under the Contribution Agreement, the respective obligations of each party to consummate the Royal Business Combination are subject to the satisfaction at or prior to closing of the following: (i) the absence of laws or orders restraining, enjoining, otherwise prohibiting or making illegal the closing; (ii) the expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (of which such approval has been received as of the date of the filing of the Quarterly Report); (iii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Contribution Agreement; (iv) material compliance by the other party with its covenants; (v) the approval for listing on the NASDAQ or the NYSE of the shares of Class A common stock issuable in connection with the Royal Business Combination; (vi) receipt of the required approvals of the Company’s stockholders in connection with the Royal Business Combination; (vii) the completion of the offer to holders of Class A common stock to have their shares of Class A common stock redeemed upon the closing; and (viii) the delivery of documents and certificates required to be delivered at the closing by the other party under the Contribution Agreement.

OSPREY ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On June 3, 2018, Osprey Opco entered into a commitment letter (the “debt commitment letter”) with the lenders party thereto (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to make available to Osprey Opco in accordance with the terms of the debt commitment letter, on the date of closing, a revolving credit facility in the aggregate principal amount of up to $500 million (the “Revolving Credit Facility”). A portion of the proceeds of the borrowings under the Revolving Credit Facility will be used to finance the cash portion of the consideration and the costs and the expenses of the Royal Business Combination.

In addition, on June 3, 2018, the Company entered into subscription agreements (the “Subscription Agreements”), each dated as of June 3, 2018, with certain qualified institutional buyers and accredited investors (the “Investors”), pursuant to which, among other things, the Company agreed to issue and sell in a private placement an aggregate of 11,480,000 shares of Class A common stock to the Investors for aggregate consideration of $114,800,000 (the “Private Placement”). The proceeds from the Private Placement will be used to fund a portion of the cash consideration required to effect the Royal Business Combination.

6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 1,373,693 and 1,359,246 shares of Class A common stock issued and outstanding (excluding 26,126,307 and 26,140,754 shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 6,875,000 shares of Class B common stock issued and outstanding.

7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$277,495,745	$276,043,714

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Osprey Energy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Osprey Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On June 30, 2018, we entered into the Contribution Agreement, which provides for the acquisition of the Royal Entities. See Note 5 to our Condensed Consolidated Financial Statements – Contribution Agreement, for a description of the terms of the Contribution Agreement.

Pursuant to the terms of the Contribution Agreement, at the closing, the Contributors will receive consideration consisting of $800 million plus reimbursement of certain of their transaction expenses. The $800 million consideration will consist of (i) $400 million of cash and (ii) 40 million common units, with each common unit valued at $10.00 per unit. If there is insufficient cash at closing to pay $400 million to the Contributors (as a result of redemptions of Class A common stock or otherwise), then the Contributors will receive less cash and more common units with each additional common unit valued at $10.00 per unit. As a condition to the Contributors’ obligation to consummate the Royal Business Combination, the cash consideration available to be paid to them must total at least $355 million, in the aggregate.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of the Royal Entities. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2018, we had net income of $601,413 and $1,059,456, respectively, which consists of interest income on marketable securities held in the Trust Account of $1,054,471 and $1,994,581, respectively, and an unrealized gain on marketable securities held in our Trust Account of $126,784 and $26,771, respectively, offset by operating costs of $433,022 and $607,922, respectively, and a provision for income taxes of $146,820 and $353,974, respectively.

For the three and six months ended June 30, 2017, we had a net loss of $88 and $3,088, respectively, which consists of operating costs.

Liquidity and Capital Resources

As of June 30, 2018, we had marketable securities held in the Trust Account of $277,495,745 (including approximately $2,496,000 of interest income and unrealized gains, net of withdrawals) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through June 30, 2018, we withdrew $795,987 from the Trust Account to pay franchise and income taxes.

For the six months ended June 30, 2018, cash used in operating activities was $1,030,721. Net income of $1,059,456 was offset by interest earned on marketable securities held in the Trust Account of $1,994,581 and an unrealized gain on marketable securities held in our Trust Account of $26,771. Changes in operating assets and liabilities used $68,825 of cash from operating activities.

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

As of June 30, 2018, we had cash of $708,181 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may request loans from the sponsor or an affiliate of our sponsor or certain of our officers and directors, issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2018 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. We did not have any financial instruments that were exposed to market risks at June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Certain of the Company's officers and directors are defendants in a lawsuit captioned Tomasulo v. Cohen, et al. (Court of Common Pleas, Philadelphia County, Philadelphia), which among other things challenges the adequacy of certain disclosures made in a preliminary proxy statement initially filed with the SEC on June 14, 2018 and subsequently amended on July 16, 2018 and July 30, 2018. The Company believes the claims to be without merit and intends to defend itself vigorously.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K or the fiscal year ended December 31, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Osprey Energy Acquisition Corp.

Date: August 10, 2018		/s/ Jonathan Z. Cohen
	Name:	Jonathan Z. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018		/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

