Form 10-Q
period 2019-03-31
Falcon Minerals Corp
filed 2019-05-08
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FLMN	Nasdaq Capital Market
Warrants, each to purchase one share of Class A Common Stock	FLMNW	Nasdaq Capital Market

As of May 6, 2019, there were 45,858,515 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

FALCON MINERALS CORPORATION

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$3,088	$7,317
Account receivable	12,664	11,271
Prepaid expenses	1,354	1,524
Total current assets	17,106	20,112
Royalty interests in oil and natural gas properties, net of accumulated amortization of $121,116 and $117,605 respectively	215,362	209,168
Property and equipment, net	542	-
Deferred tax asset, net	57,807	58,773
Other assets	3,022	3,182
Total assets	$293,839	$291,235
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,539	$521
Credit facility	28,500	21,000
Other non-current liabilities	429	-
Total liabilities	30,468	21,521
Commitments and contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 45,858,515 and 45,855,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of March 31, 2019 and December 31, 2018	4	4
Additional paid in capital	128,779	137,866
Non-controlling interests	124,391	127,029
Retained earnings	10,192	4,810
Total shareholders' equity	263,371	269,714
Total liabilities and shareholders' equity	$293,839	$291,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	March 31,
	2019	2018
Revenues:
Oil and gas sales	$21,258	$20,394
Gain (loss) on hedging activities	-	(91)
Total revenue	21,258	20,303
Operating expenses:
Production and ad valorem taxes	1,128	1,017
Marketing and transportation	784	531
Amortization of royalty interests in oil and natural gas properties	3,511	4,068
General, administrative and other	2,504	2,457
Total operating expenses	7,927	8,073
Operating income	13,331	12,230
Other income (expense):
Gain on the sale of assets	-	41,274
Other income	31	-
Interest expense	(654)	(623)
Total other income (expense)	(623)	40,651
Income before income taxes	12,708	52,881
Provision for income taxes	1,405	-
Income from continuing operations	11,303	52,881
Income from discontinued operations	-	1,033
Net income	11,303	53,914
Net income attributable to non-controlling interests	(5,921)	(48)
Net income attributable to common shareholders/unitholders	$5,382	$53,866
Earnings per common share:
Common shares (basic and diluted)	$0.12	N/A
Weighted average number of shares outstanding:
Common shares (basic and diluted)	45,856	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2019	2018
Cash flow from operating activities:
Net income	$11,303	$53,914
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	-	(41,274)
Unrealized (gain) loss on hedging activities	-	94
Amortization of royalty interests in oil and natural gas properties	3,511	4,795
Accretion of asset retirement obligation	-	3
Amortization of debt issuance costs	161	125
Stock-based compensation	99	-
Deferred income taxes	966	-
Changes in operating assets and liabilities
Accounts receivable	(1,393)	(505)
Prepaid expenses	170	137
Other assets	-	-
Accounts payable and accrued expenses	680	2,112
Other liabilities	429	(1,254)
Net cash provided by operating activities	15,926	18,147
Cash flows from investing activities:
Additions to oil and natural gas properties	-	(237)
Purchase of property and equipment	(205)	-
Proceeds from the sale of assets	-	121,021
Acquisition of oil and natural gas properties	(9,705)	-
Net cash provided by (used in) investing activities	(9,910)	120,784
Cash flows from financing activities:
Distributions to partners	-	(107,535)
Proceeds from credit facility	14,000	-
Repayments of long-term debt	(6,500)	(27,000)
Dividends paid	(9,171)	-
Distributions to non-controlling interests	(8,559)	-
Distribution equivalent rights paid	(15)
Net cash used in financing activities	(10,245)	(134,535)
Net increase (decrease) in cash and cash equivalents	(4,229)	4,396
Cash and cash equivalents, beginning of period	7,317	10,497
Cash and cash equivalents, end of period	$3,088	$14,893
Supplemental disclosure of cash flow information:
Cash paid for interest	$493	$518
Non-cash investing and financing activities:
Accounts payable related to property and equipment	337	40
Deferred rent	381	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity / Partners' Capital
Balance at December 31, 2017	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions	-	-	-	-	-	(107,497)	(38)	-	(107,535)
Net income	-	-	-	-	-	53,866	48	-	53,914
Balance at March 31, 2018	-	$-	-	$-	$-	$234,897	$639	$-	$235,536

Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866		$127,029	$4,810	$269,714
Vested restricted stock grants	4	-	-	-	-		-	-	-
Stock-based compensation	-	-	-	-	99		-	-	99
Distribution equivalent rights paid	-	-	-	-	(15)		-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-		(8,559)	-	(8,559)
Dividends to shareholders ($0.20 per share)	-	-	-	-	(9,171)		-	-	(9,171)
Net income	-	-	-	-	-		5,921	5,382	11,303
Balance at March 31, 2019	45,859	$5	40,000	$4	$128,779	$-	$124,391	$10,192	$263,371

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

On August 23, 2018 (the “Closing Date”), the Company completed the acquisition of the equity interests ( the “Equity Interests”) in certain of the subsidiaries (the “Royal Entities”) of Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”) and Hooks Holding Company GP, LLC (“Hooks GP”, and collectively with NRAC, Hooks Holdings, DGK, and DGK GP, the “Contributors”). The acquisition was made pursuant to the Contribution Agreement, dated as of June 3, 2018 (the “Contribution Agreement”), by and among the Company, Royal Resources L.P. (“Royal”), Royal Resources GP L.L.C. (“Royal GP”) and the Contributors. The acquisition of the Royal Entities pursuant to the Contribution Agreement is referred to as the “Business Combination” and the Business Combination together with the other transactions contemplated by the Contribution Agreement are referred to herein as the “Transactions.”

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

In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Osprey Energy Acquisition Corp.” to “Falcon Minerals Corporation.” The Company is now structured as an “Up-C,” meaning that substantially all the assets of the Company are held by OpCo, and the Company’s only operating asset is its equity interest in OpCo. Each OpCo Common Unit, together with one share of Class C Common Stock, is exchangeable for one share of Class A Common Stock at the option of the holder pursuant to the terms of the Company’s and OpCo’s organizational documents, subject to certain restrictions.

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of liquids-rich condensate region of the Eagle Ford Share in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 68,000 gross acres in Pennsylvania, Ohio and West Virginia that is prospective for Marcellus Shale.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The acquisition of the Royal Entities has been accounted for as a reverse recapitalization. Under this method of accounting, Falcon is treated as the acquired company and Royal is treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Royal as the Company’s predecessor entity, which includes certain interests in subsidiary companies which were not acquired by the Company in the Transactions. Thus, the financial statements included in this report reflect (i) the historical operating results of Royal prior to the Transactions: (ii) the combined results of the Company, OpCo and Royal following the Transactions; (iii) the assets, liabilities and partners’ capital of Royal at their historical costs; and (iv) the Company’s equity and earnings per share presented for the period from the Closing Date. The Royal subsidiaries that were contributed in the Transactions are VickiCristina, LP, DGK ORRI Company, L.P., Noble EF DLG LP, Noble EF LP and Noble Marcellus LP. The interests in Riverbend Natural Resources, L.P. (“RNR”) and KGD ORRI, L.P. were not contributed in the Transactions (the “Non-Contributed Entities”). The RNR interests that were not contributed in the Transactions are classified as discontinued operations in the consolidated statements of operations.

The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form10-K that the Company filed with the SEC on March 14, 2019.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of March 31, 2019 and December 31, 2018, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

Acquisition costs of proven royalty interests are amortized using the units of production method over the life of the property, which is estimated using proven reserves. Acquisition costs of royalty interests on unproved properties, where there are no proven reserves, are not amortized. When the associated exploration stage interests are converted to proven reserves, the cost basis is amortized using the units of production methodology over the life of the property, using proven reserves. For purposes of amortization, interests in oil and natural gas properties are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic condition.  Amortization expense related to the Company’s proved properties was $3.5 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively.

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the three months ended March 31, 2019 or 2018.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three months ended March 31, 2019 and 2018.

Upon the sale of a complete depletable unit, the book value thereof, less proceeds or salvage value, is charged to income. Upon the sale or retirement of an individual well, or an aggregation of interests which make up less than a complete depletable unit, the proceeds are credited to accumulated DD&A, unless doing so would significantly alter the DD&A rate of the depletable unit, in which case a gain or loss would be recorded. There was gain on sale of certain oil and natural gas properties recorded of $0 million and $41.3 million for the three months ended March 31, 2019 and 2018, respectively.

Debt Issuance Costs

Other assets include capitalized financing costs of $2.8 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). Because the Credit Facility (as defined in “Note 6 – Debt – Falcon Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2).

Revenue from Contracts with Customers

Revenues from royalty properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received 30 to 90 days after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices.  Revenues from lease bonus are recorded upon receipt. The lease bonus is separate from the lease itself and is recognized as revenue to the Company upon receipt of payment.

Transaction price allocated to remaining performance obligations

The Company’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of the Company’s royalty income contracts.

Contract balances

Under the Company’s royalty income contracts, it would have the right to receive royalty income from the producer once production has occurred, at which point payment is unconditional. Accordingly, the Company’s royalty income contracts do not give rise to contract assets or liabilities.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Royal was historically treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense reflected in Royal’s historical financial statements prior to the Transactions.

Share-Based Compensation

Share-based compensation awards are measured at fair value on the date of grant and are expensed, net of any actual forfeitures, over the required service period.  See Note 8—Share-Based Compensation.

Derivative Financial Instruments

Royal used derivative financial instruments to reduce exposure to fluctuations in commodity prices. The transactions were in the form of crude swaps. Royal’s derivative instruments were not designated as cash flow hedges for accounting purposes for any periods presented. Accordingly, the changes in fair value are recognized in the consolidated statements of operations in the period of change. Gains and losses from derivatives are included in the cash flows from operating activities. Royal’s derivative financial instruments were extinguished in connection with the Transactions.

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

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company” (“EGC”) as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this exemption and, as a result, its financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the reporting and disclosure of revenue recognition. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB proposed a one-year deferral of the effective date, and therefore, this guidance is effective for the Company beginning in the first quarter of 2019, with early adoption optional but not before the original effective date of December 15, 2016. In May and December 2016, the FASB issued certain narrow-scope improvements and practical expedients to the guidance. The Company has completed its review of a representative sample of revenue contracts covering its material revenue streams that was designed to evaluate any potential changes in revenue recognition upon adoption of the new standard, and based on evaluations to-date, the implementation of the new standard will not have a material impact on the consolidated financial statements and disclosures. The Company has also completed its review of the information technology and internal control changes that will be required to implement the new standard based on the results of its contract review process. The Company adopted the modified retrospective approach upon adoption of the new guidance on the effective date of January 1, 2019.  The adoption of this standard did not result in a cumulative-effect adjustment.  Please see Note 3—Impact of ASC 606 Adoption for further details related to the Company’s adoption of this standard.

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

In August 2016, the FASB issued new guidance which makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides specific guidance on cash flow classification issues that are not currently addressed by GAAP and thereby reduces the current diversity in practice. The standard is effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update prospectively and the adoption of this requirement did not have a significant impact on the Company’s financial condition, results of operations, cash flows and related disclosures.

In January 2017, the FASB issued new guidance which provides clarifications to evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The adoption of this requirement did not have a significant impact on the Company’s financial condition, results of operations, cash flows and related disclosures.

Note 3—Impact of ASC 606 Adoption

ASC 606, Revenue from Contracts with Customers, requires the Company to identify the distinct promised goods and services within a contract which represent separate performance obligations and determine the transaction price to allocate to the performance obligations identified. The Company adopted ASC 606 using the modified retrospective method, which was applied to all existing contracts for which all (or substantially all) of the revenue had not been recognized under legacy revenue guidance as of January 1, 2019.

Royalty income from oil, natural gas and natural gas liquids sales

Revenues from royalty properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received 30 to 90 days after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices.

Lease bonus and other income

The Company also earns revenue from lease bonuses and delay rentals. The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company’s contract with a customer and generally transfers the rights to any oil or natural gas discovered, grants the Company a right to a specified royalty interest, and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company also recognizes revenue from delay rentals to the extent drilling has not started within the specified period, payment has been received, and the Company has no further obligation to refund the payment.

Allocation of transaction price to remaining performance obligations

Oil, natural gas and natural gas liquids sales

The Company has utilized the practical expedient in ASC 606 which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. As the Company has determined that each unit of product generally represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Lease bonus and other income

Given that the Company does not recognize lease bonus or other income until a lease agreement has been executed, at which point its performance obligation has been satisfied, and payment is received, the Company does not typically record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period. Overall, there were no material changes in the timing of the satisfaction of the Company's performance obligations or the allocation of the transaction price to its performance obligations in applying the guidance in ASC 606 as compared to legacy U.S. GAAP.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Company's estimates and the actual amounts received for oil and natural gas sales is recorded in the period that payment is received from the third party. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial.

Note 4—Transaction

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

Because Royal has effective control of the combined company after the Transactions through its majority voting interests in both the Company and, accordingly, OpCo, the Transactions were accounted for as a reverse recapitalization. Although the Company was the legal acquirer, Royal was the accounting acquirer. As a result, the reports filed by the Company subsequent to the Transactions are prepared “as if” Royal is the predecessor and legal successor to the Company. The historical operations of Royal are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Royal prior to the Transactions; (ii) the combined results of the Company, OpCo and Royal following the Transactions; (iii) the assets, liabilities and partners’ capital of Royal at their historical cost; and (iv) the Company’s equity and earnings per share for the period from the Closing Date.

Below are amounts attributed to the disposition of the RNR interests included in discontinued operations in the condensed consolidated statements of operations (in thousands):

Three Months Ended
March 31,
2018
Revenues:
Oil and gas sales	$2,443

Expenses:
Production and ad valorem taxes	221
Lease operating expenses	186
Transportation and marketing	100
Depreciation, depletion and amortization	726
General, administrative and other	162
Total expenses	1,395
Operating income	1,048
Other income (expense):
Interest expense	(15)
Total other income (expense)	(15)
Net income	$1,033

Below are the amounts attributed to the disposition of the RNR interests included in the condensed consolidated cash flow statements (in thousands):

Three Months Ended
March 31,
2018

Net cash provided by operating activities - discontinued operations	$1,910
Net cash used in investing activities - discontinued operations	(237)

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Oil and natural gas interests:
Subjection to depletion	$310,006	$307,438
Not subjection to depletion	26,472	19,335
Gross oil and natural gas interests	336,478	326,773
Accumulated depletion and impairment	(121,116)	(117,605)
Oil and natural gas interests, net	$215,362	$209,168

In February 2018, Royal completed the sale of its interests in a portion of its oil and natural gas properties to an unaffiliated third party for cash proceeds of $121.1 million. The sale resulted in a realized gain of $41.3 million.

Note 6—Debt

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

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility initially provides for aggregate revolving borrowings of up to $500.0 million with an initial $115.0 million borrowing base and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. As of March 31, 2019, the Company had borrowings of $28.5 million under the Credit Facility at an interest rate of 4.50%. The Company incurred $3.2 million of expenses in connection with the closing of the Credit Facility. These amounts are being amortized over the term of the Credit Facility. Unamortized deferred issuance costs were $2.8 million as of March 31, 2019.

Principal amounts borrowed are payable on the maturity date. The Company has a choice of borrowing at an alternative base rate (which is equal to the greatest of the federal funds rate plus one-half of 1.0%, the prime rate or the one-month LIBOR rate plus 1.0%) or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The next scheduled redetermination of our borrowing base is on October 1, 2019. The Company expects to learn the results of the April 1, 2019 redetermination during the second quarter of 2019.   Based upon the current borrowing base, the Company has $86.5 million of available capacity under the Credit Facility as of March 31, 2019.

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

As of March 31, 2019, the Company was in compliance with such covenants.

Note 7—Shareholders’ Equity and Dividends

Shares Outstanding

Prior to the Transactions, Falcon was a shell company with no operations, formed as a vehicle to affect a business combination with one or more operating businesses. After the Closing of the Transactions, the Company became a holding company whose sole material operating asset consists of its interest in Royal through its interest in OpCo

. The following table summarizes the changes in the outstanding stock and warrants through March 31, 2019.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2018	45,855,000	40,000,000	21,249,999
Restricted stock grant vesting	3,515	-	-
Shares outstanding at March 31, 2019	45,858,515	40,000,000	21,249,999

Preferred stock - At March 31, 2019, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock - At March 31, 2019, there were 45,858,515 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At March 31, 2019, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Public Warrants – In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”). At March 31, 2019, there were 13,749,999 Public Warrants outstanding.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants –Upon closing of the Osprey initial public offering, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.  At March 31, 2019, there were 7,500,000 Private Placement Warrants outstanding.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 53% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the three months ended March 31, 2019 and 2018, $8.6 million and less than $0.1 million, respectively, of distributions for each period have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
March 31, 2019	$0.1750	8,025,240	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	9,171,000	February 28, 2019	February 21, 2019
September 30, 2018(1)	$0.0950	4,356,225	November 15, 2018	November 8, 2018

(1)	Initial pro rata dividend, prorated for the period from August 23, 2018 to September 30, 2018.

Note 8—Share-Based Compensation

In connection with the Closing, the Falcon Board of Directors adopted the Falcon Minerals Corporation 2018 Long-Term Incentive Plan (the “Plan”). An aggregate of 8.6 million shares of Class A Common Stock are available for issuance under the Plan.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  Common shares that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.  Distribution equivalent rights (“DER”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A common share.  The Plan is administered by the Falcon Board of Directors or a committee thereof.

Restricted Stock Grants

In accordance with the Plan, the Falcon Board of Directors is authorized to issued restricted stock to eligible employees and directors.  The Company estimates the fair value of the restricted stock as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period.  The following table summarizes the activity in shares of our unvested restricted stock for the three months ended March 31, 2019:

		Weighted Average
	Restricted	Grant-Date
	Stock	Fair Value
Unvested at December 31, 2018	-
Granted	74,765	$8.00
Vested	(3,515)	$8.00
Forfeited	-	$-
Unvested at March 31, 2019	71,250	$8.00

For the three months ended March 31, 2019 and 2018, the Company incurred $0.1 million and $0 million, respectively, of share-based compensation which is included in general, administrative and other expenses in the accompanying consolidated statements of operations.  The unamortized estimated fair value of unvested shares of restricted stock was $0.5 million at March 31, 2019.  These costs are expected to be recognized as expense over a weighted average period of 2.2 years. In addition, for the three months ended March 31, 2019 and 2018, the Company paid less than $0.1 million and $0, respectively, related to DERs of restricted stock award holders.

Note 9—Earnings Per Share

The Transactions were structured as a reverse capitalization by which the Company issued stock for the net assets of Royal accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Transactions due to the reverse recapitalization.

Earnings per share is computed using the two-class method.  The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  Participating securities represent restricted stock awards in which the recipients have non-forfeitable rights to dividend equivalents during the performance period.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

Three Months Ended
March 31,
2019
Numerator:
Net income attributable to common stockholders - basic and diluted	$5,382
Less: Earnings allocated to participating securities	(24)
$5,358

Denominator:
Weighted average shares outstanding - basic and diluted	45,856

Net income per common share, basic and diluted	$0.12

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

Three Months Ended
March 31,
2019
(in thousands)
Warrants	21,250
Class C common shares	40,000
Total	61,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because the conditions for issuance were not satisfied as of March 31, 2019.

Note 10—Income Taxes

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

As of March 31, 2019, the Company recorded an income tax expense of $1.4 million and $0 for the three months ended March 31, 2019 and 2018, respectively.  Royal was historically treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense reflected in Royal’s financial statements for the three months ended March 31, 2018 or any period prior to the business combination on August 23, 2018.

As of March 31, 2019, the Company had $57.8 million of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil & gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At March 31, 2019 and December 31, 2018, the Company had recorded a prepayment of income taxes of $0.4 million and $0.8 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our calendar year tax filings for the period ending December 31, 2019, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017. The impact of the Tax Act on the Company’s financial statements is recorded in the amounts reported in our income tax provision.

Note 11—Related Party Transactions

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

Atlas Energy Group, LLC

Atlas Energy Group, LLC, which Company officers and directors Edward Cohen and Jonathan Cohen are also directors and officers of, and its affiliates provide the Company with advisory services in connection with potential business opportunities and prospective targets. For the three months ended March 31, 2019 and 2018, the Company paid less than $0.1 million and $0, respectively, in expenses in connection with such services. In October 2018, Daniel Herz resigned from any and all director and officer positions within Atlas Energy Group, LLC and its affiliates.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officers and directors Edward Cohen, Jonathan Cohen and Jeffrey Brotman are also directors and officers of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three months ended March 31, 2019 and 2018, the Company incurred less than $0.1 million and $0 million, respectively.

Royal Resources L.P.

Royal Resources L.P. (“Royal”), which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million units of OpCo, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three months ended March 31, 2019 and 2018, the Company received $0.4 million and $0.0 million, respectively, under this agreement.

Note 12—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues
	Three Months Ended
	March 31,
	2019	2018
Conoco Phillips	39%	31%
EOG	22%	28%
Devon	16%	22%
BP	6%	7%
Total	83%	88%

Note 13—Commitments and Contingencies

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

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of March 31, 2019 are presented below (in thousands):

	Payments Due by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$28,500	$-	$-	$-	$-	$28,500	$-
Operating lease obligations	1,483	184	372	374	184	169	200
Total	$29,983	$184	$372	$374	$184	$28,669	$200

Note 14—Subsequent Events

Cash Dividends

In May 2019, the Company declared a quarterly cash dividend of $0.175 per share of Class A Common Stock totaling approximately $8.0 million for all shares Class A Common Stock outstanding. The dividend is for the period from January 1, 2019 through March 31, 2019.  The dividend is payable on May 29, 2019 to all Class A shareholders of record on May 17, 2019.

OpCo Distribution

In May 2019, OpCo declared distributions totaling $15.9 million to its unitholders.  Of the $15.9 million distributed by OpCo, the Company received $8.5 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and natural gas liquids. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

For additional information regarding known material factors that could affect our operating results and performance, please read the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, actual results and plans could different materially from those expressed in any forward-looking statements.

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

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited financial statements and accompanying notes included herein and “Selected Financial Data,” and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” beginning on page 18 of our Annual Report on Form 10-K filed with the SEC on March 14, 2019.

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

Sources of Our Revenue

Our revenues were derived from royalty payments we received from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. As of March 31, 2019, our Royalties represented the right to receive an average of 1.35% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile, and at March 31, 2019 and December 31, 2018, we did not hedge any of our exposure to changes in commodity prices. During the year ended December 31, 2018, West Texas Intermediate posted prices that ranged from $49.98 to $70.76 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.64 to $4.72 per MMBtu. During the three months ended March 31, 2019, the West Texas Intermediate posted prices for crude oil ranged from $51.55 to $57.87 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.86 to $3.64 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended
	March 31,
	2019	2018
Royalty Income:
Oil sales	78%	81%
Natural gas sales	16%	11%
Natural gas liquids sales	6%	8%
Total	100%	100%

Commodity prices are inherently volatile, and changes in such prices have historically had an impact on our revenue. The following table sets forth the average realized prices for oil, natural gas and natural gas liquids for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Oil (Bbls)	$59.46	$64.08
Natural gas (Mcf)	$3.29	$2.92
Natural gas liquids (Bbls)	$18.23	$23.52

Principal Components of Our Cost Structure

Production and Ad Valorem Taxes

Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state and local taxing authorities. Where available, we have historically benefited from tax credits and exemptions in our various taxing jurisdictions. We also directly paid ad valorem taxes in the counties where our production was located. Ad valorem taxes were generally based on the state government’s appraisal of our oil and natural gas properties.

Marketing and Transportation

Marketing and transportation expenses include the costs to process and transport our production to applicable sales points.  Generally, the terms of the lease governing the development of our properties permit the operator to pass through these expenses to us by deducting a pro rata portion of such expenses from our production revenues.

Amortization

Our Royalties are recorded at cost and capitalized as tangible assets. Acquisition costs are amortized on a units of production basis over the life of the proved reserves.

General and Administrative

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits, office expenses and fees for professional services.  Since the completion of the Transactions in August 2018, we have begun incurring incremental G&A expenses relating to expenses associated with SEC reporting requirements, including annual and quarterly reports to shareholders, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our securities, independent auditor fees, legal expenses and investor relations expenses. These incremental G&A expenses are not reflected in the historical financial statements.

Historically these costs incurred for overhead, including the allocation of a portion of the historical cost of management, operating and administrative services provided under a master services agreement (the “MSA”) between Royal and Riverbend Oil & Gas, L.L.C. (“Riverbend”), which owned a portion of Royal through an affiliate and whose employees historically managed Royal’s predecessor and Royal, audit and other fees for professional services and legal compliance. On the Closing Date, Royal assigned to the Company its rights and responsibilities under the existing MSA. Riverbend performed substantially the same services for the Company as those Riverbend performed for Royal prior to the Closing Date for the duration of the term of the MSA, which expired on December 10, 2018. The Company has assumed the day-to-day management of the Company since the expiration of the MSA with Riverbend.

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

Overview of Our Results of Operations

Basis of Presentation

The following financial information include information regarding Royal Resources L.P. as Falcon’s predecessor entity, which includes certain interests in subsidiary companies which were not acquired by Osprey in the Transactions. The Royal Resources L.P. subsidiaries that were contributed in the Transaction are VickiCristina, LP, DGK ORRI Company, L.P., Noble EF DLG LP, Noble EF LP and Noble Marcellus LP. The interests in Riverbend Natural Resources, L.P (“RNR”) and KGD ORRI, L.P. were not contributed in the Transactions. Thus, the financial results included in this report reflect (i) the historical operating results of Royal prior to the Transactions; (ii) the combined results of the Company and Royal following the Transactions; (iii) the assets, liabilities and partners’ capital of Royal at their historical costs; (iv) RNR’s financial results for all periods presented have been reclassified to discontinued operations; and (iv) the Company’s equity and earnings per share presented for all periods following the Transactions. For additional information, please see the historical audited financial statements in the Annual Report on Form 10-K filed with the SEC on March 14, 2019.

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Oil and gas sales	$21,258	$20,394
Gain (loss) on hedging activities	-	(91)
Total revenue	21,258	20,303
Expenses:
Production and ad valorem taxes	1,128	1,017
Marketing and transportation	784	531
Amortization of royalty interests in oil and natural gas properties	3,511	4,068
General, administrative and other	2,504	2,457
Total operating expenses	7,927	8,073
Operating income	13,331	12,230
Other income (expense):
Gain on the sale of assets	-	41,274
Other income	31	-
Interest expense	(654)	(623)
Total other income (expense)	(623)	40,651
Income before income taxes	12,708	52,881
Provision for income taxes	1,405	-
Income from continuing operations	11,303	52,881
Income (loss) from discontinued operations	-	1,033
Net income	11,303	53,914
Net income attributable to non-controlling interests	(5,921)	(48)
Net income attributable to common shareholders/unitholders	$5,382	$53,866
Other Financial Data:
Adjusted EBITDA (1)	$16,890	$16,298

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended
	March 31,
	2019	2018
Production Data:
Oil (Bbls)	274,978	290,811
Natural gas (BOE)	172,687	138,025
Natural gas liquids (Bbls)	72,891	72,011
Combined volumes (BOE)	520,556	500,847
Average daily combined volume (BOE/d)	5,784	5,565
% Oil	53%	58%

Average sales prices:
Oil (Bbls)	$59.46	$64.08
Natural gas (Mcf)	$3.29	$2.92
Natural gas liquids (Bbls)	$18.23	$23.52
Combined per (BOE)	$40.51	$45.42

Average Costs ($/BOE):
Production and ad valorem taxes	$2.17	$2.03
Marketing and transportation expense	$1.51	$1.06
General and administrative	$4.81	$4.91
Interest expense, net	$1.26	$1.24
Depletion	$6.74	$8.12

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018:

Oil and Gas Revenues

Oil and gas revenues increased $0.9 million, or 4%, to $21.3 million for the three months ended March 31, 2019, from $20.4 million for the three months ended March 31, 2018. The increase in oil and gas revenues was attributable to an increase in natural gas production partially offset by a decrease in oil production and a net decrease in realized oil prices.  We received an average price of $59.46 per Bbl of oil, $3.29 per Mcf of gas and $18.23 per Bbl of natural gas liquids sold in the three months ended March 31, 2019 compared to $64.08 per Bbl of oil, $2.92 per Mcf of gas and $23.52 per Bbl of natural gas liquids sold during the three months ended March 31, 2018.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $0.1 million, or 11%, to $1.1 million for the three months ended March 31, 2019, from $1.0 million for the three months ended March 31, 2018. The increase in production and ad valorem taxes was attributable to the increase in oil and gas production.  As a percentage of oil and gas revenue, production and ad valorem taxes was 5% for each of the three months ended March 31, 2019 and 2018.

Marketing and Transportation Expense

Marketing and transportation expense increased $0.3 million, or 48%, to $0.8 million for the three months ended March 31, 2019, from $0.5 million for the three months ended March 31, 2018. The increase in marketing and transportation expense was attributable to the increase in oil and gas production.  As a percentage of revenue, the marketing and transportation expense was consistent with the same period in the prior year.

Amortization of Royalty Interests in Oil and Natural Gas Properties Expense

Amortization of royalty interests in oil and natural gas properties expense decreased $0.6 million, or 14%, to $3.5 million for the three months ended March 31, 2019, from $4.1 million for the three months ended March 31, 2018. The decrease in amortization of royalty interests in oil and natural gas properties expense was attributable to a portion of our interests in certain oil and natural gas properties sold during Q1 2018 having had a higher amortization rate partially offset by an increase in production in Q1 2019.

General, Administrative and Other Expense

General, administrative and other expense increased by less than $0.1 million, or 2%, to $2.5 million for the three months ended March 31, 2019, from $2.4 million for the three months ended March 31, 2018. The increase in general, administrative and other expense was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.

Interest Expense

Interest expense increased by less than $0.1 million to $0.7 million for the three months ended March 31, 2019, from $0.6 million for the three months ended March 31, 2018.  The increase in interest expense was attributable to an increase in interest rates.

Income Taxes

Income tax expense increased by $1.4 million for the three months ended March 31, 2019, from $0 million for the three months ended March 31, 2018. The increase in income taxes was attributable to Royal historically being treated as a partnership which changed as a part of the Transactions. Falcon is treated as a C-Corp and accordingly is subject to federal income taxes.

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

We define Adjusted EBITDA as net income plus interest expense, net, depletion expense, provision for (benefit from) income taxes and share-based compensation less gain (loss) on the sale of assets which related to a pre-Transactions sale of certain oil and gas interests by Royal. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended
	March 31,
	2019	2018
Net income	$11,303	$53,914
Income attributable to discontinued operations	-	(1,033)
Interest expense, net	654	623
Depletion	3,511	4,068
Income taxes	1,405	-
Gain on the sale of assets	-	(41,274)
Share-based compensation	17	-
Adjusted EBITDA	$16,890	$16,298

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

The following table presents cash distributions approved by the board of directors of our general partner for the periods presented.

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
March 31, 2019	$0.1750	$8,025,240	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171,000	February 28, 2019	February 21, 2019
September 30, 2018 (1)	$0.0950	$4,356,225	November 15, 2018	November 8, 2018

(1)	Represents the initial pro rata distribution of our quarterly dividend for the period from August 23, 2018 through September 30, 2018.

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility initially provides for aggregate revolving borrowings of up to $500.0 million with an initial $115.0 million borrowing base. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. As of March 31, 2019, the Company had borrowings of $28.5 million under the Credit Facility at an interest rate of 4.50%.

Principal amounts borrowed are payable on the maturity date. We have a choice of borrowing at the base rate or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The next scheduled redetermination of our borrowing base is as of October 1, 2019. The Company expects to learn the results of the April 1, 2019 redetermination during the second quarter of 2019.

Obligations under the Credit Facility are guaranteed by us and each of our existing and future, direct and indirect domestic subsidiaries (the “Credit Parties”) and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2019, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

Prior to the Transactions, Royal had other credit facilities in place which were extinguished at the closing of the Transactions. For a full description of these credit facilities please see “Note 6 – Debt – Royal Credit Facilities.”

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	Three Months Ended March 31,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$15,926	$18,147
Investing activities	(9,910)	120,784
Financing activities	(10,245)	(134,535)

Operating activities

Our operating cash flow has historically been sensitive to many variables, the most significant of which is the volatility of prices for the oil and natural gas for which we receive royalty revenue.  Prices for these commodities are determined primarily by prevailing market conditions.  Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products.  These factors have historically been beyond our control and are difficult to predict.

The decrease in cash flow provided by operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily related to a 7% decrease in the realized oil prices period over period and a decrease in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses offset by a 4% increase in production and revenue over the same period.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the three months ended March 31, 2019 was $9.9 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash provided by investing activities for the three months ended March 31, 2018 was $120.8 million and was mostly related to the proceeds from the sale of certain oil and natural gas properties.

Financing activities

Cash used in financing activities for the three months ended March 31, 2019 was $10.2 million, primarily related to distributions and dividends totaling $17.7 million partially offset by a net increase in borrowings under our Credit Facility of $7.5 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the quarter.  Cash used in financing activities for the three months ended March 31, 2018 was $134.5 million, primarily attributable to $107.5 million of distributions and $27.0 million of repayments made on the RNR credit facility.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing was primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. Historically, we did not enter into hedging arrangements to manage commodity price risks.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the three months ended March 31, 2018, we received approximately 31%, 28%, and 22% of our revenue from ConocoPhillips, EOG, and Devon, respectively. For the three months ended March 31, 2019, we received approximately 39%, 22%, and 16% of our revenue from ConocoPhillips, EOG, and Devon, respectively. We did not require collateral and did not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2019, we had total borrowings under our Credit Facility of $28.5 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.3 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we are, from time to time, involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any claim or proceeding would not have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our stockholders.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K which was filed with the SEC on March 14, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K which was filed with the SEC on March 14, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

Employment Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38158) filed April 25, 2019).

10.2

Restricted Stock Award Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38158) filed April 25, 2019).

10.3

Performance Stock Unit Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38158) filed April 25, 2019).

10.4

Super Performance Stock Unit Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38158) filed April 25, 2019).

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

FALCON MINERALS CORPORATION

Date: May 8, 2019	By:	/s/ Daniel C. Herz
Daniel C. Herz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8,2019	By:	/s/ Jeffrey F. Brotman
Jeffrey F. Brotman
Chief Financial Officer and Treasurer
(Principal Financial Officer)