Form 10-Q
period 2019-06-30
Falcon Minerals Corp
filed 2019-08-09
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38158

FALCON MINERALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0820780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Madison Avenue, 8th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 506-5925

1845 Walnut Street, 10th Floor, Philadelphia, PA 19103

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

As of August 6, 2019, there were 45,861,633 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

Net royalty acres: Gross acreage multiplied by the average royalty interest.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$2,867	$7,317
Account receivable	8,568	11,271
Prepaid expenses	1,548	1,524
Total current assets	12,983	20,112
Royalty interests in oil and natural gas properties, net of accumulated amortization of $124,045 and $117,605 respectively	222,728	209,168
Property and equipment, net	520	-
Deferred tax asset, net	56,821	58,773
Other assets	2,851	3,182
Total assets	$295,903	$291,235
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,403	$521
Credit facility	36,500	21,000
Other non-current liabilities	444	-
Total liabilities	38,347	21,521
Commitments and contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 45,861,633 and 45,855,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of June 30, 2019 and December 31, 2018	4	4
Additional paid in capital	121,459	137,866
Non-controlling interests	122,140	127,029
Retained earnings	13,948	4,810
Total shareholders' equity	257,556	269,714
Total liabilities and shareholders' equity	$295,903	$291,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil and gas sales	$18,246	$28,136	$39,504	$48,529
Gain (loss) on hedging activities	-	(1,823)	-	(1,914)
Total revenue	18,246	26,313	39,504	46,615
Operating expenses:
Production and ad valorem taxes	920	1,510	2,049	2,527
Marketing and transportation	565	463	1,349	994
Amortization of royalty interests in oil and natural gas properties	2,930	4,618	6,440	8,685
General, administrative and other	3,055	3,423	5,559	5,880
Total operating expenses	7,470	10,014	15,397	18,086
Operating income	10,776	16,299	24,107	28,529
Other income (expense):
Gain on the sale of assets	-	108	-	41,382
Other income	44	-	75	-
Interest expense	(535)	(420)	(1,189)	(1,043)
Total other income (expense)	(491)	(312)	(1,114)	40,339
Income before income taxes	10,285	15,987	22,993	68,868
Provision for income taxes	1,383	-	2,788	-
Income from continuing operations	8,902	15,987	20,205	68,868
Income from discontinued operations	-	1,016	-	2,049
Net income	8,902	17,003	20,205	70,917
Net income attributable to non-controlling interests	(5,146)	(47)	(11,067)	(95)
Net income attributable to common shareholders/unitholders	$3,756	$16,956	$9,138	$70,822
Earnings per common share:
Common shares (basic and diluted)	$0.08	N/A	$0.20	N/A
Weighted average number of shares outstanding:
Common shares (basic and diluted)	45,858	N/A	45,857	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	June 30,
	2019	2018
Cash flow from operating activities:
Net income	$20,205	$70,917
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	-	(41,382)
Unrealized (gain) loss on hedging activities	-	1,708
Amortization of royalty interests in oil and natural gas properties	6,440	10,078
Depreciation of property and equipment	23	-
Accretion of asset retirement obligation	-	5
Amortization of debt issuance costs	321	139
Stock-based compensation	860	-
Deferred income taxes	1,952	-
Changes in operating assets and liabilities
Accounts receivable	2,703	(1,265)
Prepaid expenses	(24)	44
Other assets	10	-
Accounts payable and accrued expenses	881	(788)
Other liabilities	444	(806)
Net cash provided by operating activities	33,815	38,650
Cash flows from investing activities:
Additions to oil and natural gas properties	-	(354)
Purchase of property and equipment	(542)	-
Proceeds from the sale of assets	-	121,130
Acquisition of oil and natural gas properties	(20,000)	-
Net cash provided by (used in) investing activities	(20,542)	120,776
Cash flows from financing activities:
Distributions to partners	-	(107,535)
Proceeds from credit facility	23,000	-
Repayments of long-term debt	(7,500)	(27,000)
Dividends paid	(17,196)	-
Distributions to non-controlling interests	(15,956)	-
Distribution equivalent rights paid	(71)	-
Net cash used in financing activities	(17,723)	(134,535)
Net increase (decrease) in cash and cash equivalents	(4,450)	24,891
Cash and cash equivalents, beginning of period	7,317	10,497
Cash and cash equivalents, end of period	$2,867	$35,388
Supplemental disclosure of cash flow information:
Cash paid for interest	$867	$945
Cash paid for income taxes	$860	$-
Non-cash investing and financing activities:
Accounts payable related to property and equipment	$-	$68

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity / Partners' Capital
Balance at December 31, 2017	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions	-	-	-	-	-	(107,497)	(38)	-	(107,535)
Net income	-	-	-	-	-	53,866	48	-	53,914
Balance at March 31, 2018	-	$-	-	$-	$-	$234,897	$639	$-	$235,536
Distributions	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	16,956	47	-	17,003
Balance at June 30, 2018	-	$-	-	$-	$-	$251,853	$686	$-	$252,539

Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866	$-	$127,029	$4,810	$269,714
Vested restricted stock grants	4	-	-	-	-		-	-	-
Stock-based compensation	-	-	-	-	99		-	-	99
Distribution equivalent rights paid	-	-	-	-	(15)		-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-		(8,559)	-	(8,559)
Dividends to shareholders ($0.20 per share)	-	-	-	-	(9,171)		-	-	(9,171)
Net income	-	-	-	-	-		5,921	5,382	11,303
Balance at March 31, 2019	45,859	5	40,000	4	128,779	-	124,391	10,192	263,371
Vested restricted stock grants	3	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	761	-	-	-	761
Distribution equivalent rights paid	-	-	-	-	(56)	-	-	-	(56)
Distributions to non-controlling interests	-	-	-	-	-	-	(7,397)	-	(7,397)
Dividends to shareholders ($0.175 per share)	-	-	-	-	(8,025)	-	-	-	(8,025)
Net income	-	-	-	-	-	-	5,146	3,756	8,902
Balance at June 30, 2019	45,862	$5	40,000	$4	$121,459	$-	$122,140	$13,948	$257,556

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of liquids-rich condensate region of the Eagle Ford Share in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 68,000 gross unit acres in Pennsylvania, Ohio and West Virginia that is prospective for Marcellus Shale.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of June 30, 2019 and December 31, 2018, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the three and six months ended June 30, 2019 or 2018.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three and six months ended June 30, 2019 and 2018.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $2.7 million and $3.0 million as of June 30, 2019 and December 31, 2018, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three and six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In June 2018, the FASB issued new guidance which provides clarifications with respect to stock compensation issued to non-employees.  This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost.  This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company adopted this update effective January 1, 2019.  It did not have a material impact on its financial position, results of operations or liquidity.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Company's estimates and the actual amounts received for oil and natural gas sales is recorded in the period that payment is received from the third party. For the three and six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial.

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

In addition to the above, pursuant to the Contribution Agreement, Royal is entitled to receive earn-out consideration to be paid in the form of OpCo Common Units (and a corresponding number of shares of Class C Common Stock) if the 30-day volume-weighted average price (“30-Day VWAP”) of the Class A Common Stock equals or exceeds certain hurdles set forth in the Contribution Agreement. Royal can potentially receive up to an additional 20.0 million OpCo Common Units as a part of the earn-out consideration. As of June 30, 2019, none of these hurdles have been met. Royal is also entitled to the earn-out consideration described above in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of the Company’s assets, if the consideration paid to holders of the Class A Common Stock in connection with such liquidity event is greater than any of the 30-Day VWAP hurdles.

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

Below are amounts attributed to the disposition of the RNR interests included in discontinued operations in the condensed consolidated statements of operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Revenues:
Oil and gas sales	$2,322	$4,766

Expenses:
Production and ad valorem taxes	224	445
Lease operating expenses	209	396
Transportation and marketing	80	179
Depreciation, depletion and amortization	667	1,394
General, administrative and other	110	272
Total expenses	1,290	2,686
Operating income	1,032	2,080
Other income (expense):
Interest expense	(16)	(31)
Total other income (expense)	(16)	(31)
Net income	$1,016	$2,049

Below are the amounts attributed to the disposition of the RNR interests included in the condensed consolidated cash flow statements (in thousands):

Six Months Ended
June 30,
2018

Net cash provided by operating activities - discontinued operations	$3,654
Net cash used in investing activities - discontinued operations	(354)

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Oil and natural gas interests:
Subjection to depletion	$310,788	$307,438
Not subjection to depletion	35,985	19,335
Gross oil and natural gas interests	346,773	326,773
Accumulated depletion and impairment	(124,045)	(117,605)
Oil and natural gas interests, net	$222,728	$209,168

In February 2018, Royal completed the sale of its interests in a portion of its oil and natural gas properties to an unaffiliated third party for cash proceeds of $121.1 million. The sale resulted in a realized gain of $41.3 million. For the three and six months ended June 30, 2018, the Company has recorded approximately $0.1 million and $41.4 million in realized gains related to the sale of its interests in a portion of its oil and natural gas properties.

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

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $105.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. Effective May 24, 2019, in connection with the Company’s spring 2019 redetermination, the borrowing base decreased from $115.0 million to $105.0 million and, as of June 30, 2019, the Company had borrowings of $36.5 million under the Credit Facility at an interest rate of 4.65% and $68.5 million available for future borrowings under the Credit Facility. The Company incurred $3.2 million of expenses in connection with the closing of the Credit Facility. These amounts are being amortized over the term of the Credit Facility. Unamortized deferred issuance costs were $2.7 million as of June 30, 2019.

Principal amounts borrowed are payable on the maturity date. The Company has a choice of borrowing at an alternative base rate (which is equal to the greatest of the federal funds rate plus one-half of 1.0%, the prime rate or the one-month LIBOR rate plus 1.0%) or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The next scheduled redetermination of our borrowing base is on October 1, 2019. Based upon the current borrowing base, the Company has $68.5 million of available capacity under the Credit Facility as of June 30, 2019.

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

As of June 30, 2019, the Company was in compliance with such covenants.

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

The following table summarizes the changes in the outstanding stock and warrants through June 30, 2019.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2018	45,855,000	40,000,000	21,249,999
Restricted stock grant vesting	6,633	-	-
Shares outstanding at June 30, 2019	45,861,633	40,000,000	21,249,999

Preferred stock – At June 30, 2019, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At June 30, 2019, there were 45,861,633 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At June 30, 2019, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Public Warrants – In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”). At June 30, 2019, there were 13,749,999 Public Warrants outstanding.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Osprey initial public offering, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.  At June 30, 2019, there were 7,500,000 Private Placement Warrants outstanding.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 53% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the six months ended June 30, 2019 and 2018, $16.0 million and less than $0.1 million, respectively, of distributions for each period have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
June 30, 2019	$0.1500	$6,879,245	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,025,786	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171,000	February 28, 2019	February 21, 2019
September 30, 2018(1)	$0.0950	$4,356,225	November 15, 2018	November 8, 2018

(1)	Initial pro rata dividend, prorated for the period from August 23, 2018 to September 30, 2018.

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

Restricted Stock Grants

In accordance with the Plan, the Falcon Board of Directors is authorized to issued restricted stock awards (“RSA”) to eligible employees and directors.  The Company estimates the fair value of the RSAs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period.  Each RSA that has been granted has a DER included in each agreement.  Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest.  RSAs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

Performance Stock Units

Under the Plan, the Falcon Board of Directors is authorized to issued performance stock units (“PSU”) to eligible employees and directors.  The Company estimates the fair value and the derived service period of the PSUs utilizing a lattice model since one of the vesting requirements is a market-based condition (indexed to the Falcon stock price).  The Company engaged a third-party consultant to calculate fair value and the derived service period of the grants at the time of issuance.  The fair value of the PSUs is then amortized over the longer of the service condition or the derived service period attributable to each grant.  All compensation cost for the PSUs will be recognized over the longer of the service condition or the derived service period, even if the market-condition is never satisfied as long as the award is not forfeited.  The PSUs that have been granted to date do not have any DERs included in the agreements.  PSUs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

The following table summarizes the activity in our unvested RSAs and PSUs for the six months ended June 30, 2019:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2018	-		-
Granted	383,141	$8.34	1,413,334	$3.70
Vested	(8,515)	$7.98	-	$-
Forfeited	(25,125)	$7.97	-	$-
Unvested at June 30, 2019	349,501	$8.38	1,413,334	$3.70

For the three and six months ended June 30, 2019, the Company incurred $0.8 million and $0.8 million, respectively, of share-based compensation which is included in general, administrative and other expenses in the accompanying consolidated statements of operations.  The Company did not have any restricted shares granted until 2019 and therefore the Company did not incur any related expenses in the prior year.  The unamortized estimated fair value of unvested RSAs and PSUs was $7.4 million at June 30, 2019.  These costs are expected to be recognized as expense over a weighted average period of 2.3 years. In addition, for the three and six months ended June 30, 2019, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Numerator:
Net income attributable to common stockholders - basic and diluted	$3,756	$9,138
Less: Earnings allocated to participating securities	(32)	(89)
	$3,724	$9,049

Denominator:
Weighted average shares outstanding - basic and diluted	45,858	45,857

Net income per common share, basic and diluted	$0.08	$0.20

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Warrants	21,250	21,250
Class C common shares	40,000	40,000
Total	61,250	61,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of June 30, 2019.

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

For the three and six months ended June 30, 2019, the Company recorded an income tax expense of $1.4 million and $2.8 million, respectively.  Royal was historically treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense reflected in Royal’s financial statements for the three and six months ended June 30, 2018 or any period prior to the business combination on August 23, 2018.

As of June 30, 2019, the Company had $56.8 million of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At June 30, 2019 and December 31, 2018, the Company had recorded a prepayment of income taxes of $0.9 million and $0.8 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Atlas Energy Group, LLC

Atlas Energy Group, LLC, which Company officers and directors Edward Cohen and Jonathan Cohen are also directors and officers of, and its affiliates provide the Company with advisory services in connection with potential business opportunities and prospective targets. For the three and six months ended June 30, 2019, the Company paid less than $0.1 million for each period in expenses in connection with such services. For the three and six months ended June 30, 2018, the Company paid less than $0.1 million for each period in expenses in connection with such services.  In October 2018, Daniel Herz resigned from any and all director and officer positions within Atlas Energy Group, LLC and its affiliates.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officers and directors Edward Cohen, Jonathan Cohen and Jeffrey Brotman are also directors and officers of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three and six months ended June 30, 2019, the Company was reimbursed $0.1 million for each period.  For the three and six months ended June 30, 2018, the Company did not receive any reimbursements from Hepco Capital.

Royal Resources L.P.

Royal Resources L.P. (“Royal”), which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million units of OpCo, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three and six months ended June 30, 2019, the Company received less than $0.1 million and $0.4 million, respectively, under this agreement.

Note 12—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Conoco Phillips	41%	48%	37%	40%
EOG	25%	23%	27%	25%
Devon	16%	15%	16%	18%
Total	82%	86%	80%	83%

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

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of June 30, 2019 are presented below (in thousands):

	Payments Due by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$36,500	$-	$-	$-	$-	$36,500	$-
Operating lease obligations	1,431	132	372	374	184	169	200
Total	$37,931	$132	$372	$374	$184	$36,669	$200

Note 14—Subsequent Events

Cash Dividends

In August 2019, the Company declared a quarterly cash dividend of $0.15 per share of Class A Common Stock totaling approximately $6.9 million for all shares of Class A Common Stock outstanding. The dividend is for the period from April 1, 2019 through June 30, 2019.  The dividend is payable on September 6, 2019 to all Class A shareholders of record on August 26, 2019.

OpCo Distribution

In August 2019, OpCo declared distributions totaling $13.8 million to its unitholders.  Of the $13.8 million distributed by OpCo, the Company received $7.4 million.

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

We own Royalties that entitle us to a portion of the production of oil, natural gas and natural gas liquids (“NGLs”) from the underlying acreage at the sales price received by the operator, net of production expenses and taxes. We have no obligation to fund finding and development costs or pay capital expenditures such as plugging and abandonment costs. We have minimal allocated lease operating expenses. As such, we have historically operated with high cash margins, converting a large percentage of revenue to free cash flow, the majority of which can be distributed to our stockholders in the form of a dividend.

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

Sources of Our Revenue

Our revenues were derived from royalty payments we received from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. As of June 30, 2019, our Royalties represented the right to receive an average of 1.34% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile, and at June 30, 2019 and December 31, 2018, we did not hedge any of our exposure to changes in commodity prices. During the year ended December 31, 2018, West Texas Intermediate posted prices that ranged from $49.98 to $70.76 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.64 to $4.72 per MMBtu. During the three months ended June 30, 2019, the West Texas Intermediate posted prices for crude oil ranged from $54.71 to $63.87 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.57 to $2.71 per MMBtu.  During the six months ended June 30, 2019, the West Texas Intermediate posted prices for crude oil ranged from $51.55 to $63.87 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.57 to $3.64 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Royalty Income:
Oil sales	71%	85%	74%	84%
Natural gas sales	13%	10%	15%	10%
Natural gas liquids sales	7%	5%	7%	6%
Lease bonus	9%	0%	4%	0%
Total	100%	100%	100%	100%

Commodity prices are inherently volatile, and changes in such prices have historically had an impact on our revenue. The following table sets forth the average realized prices for oil, natural gas and natural gas liquids for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Oil (Bbls)	$63.84	$66.34	$61.30	$65.37
Natural gas (Mcf)	$2.52	$2.80	$2.92	$2.85
Natural gas liquids (Bbls)	$17.45	$21.42	$17.83	$22.68

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

General and Administrative

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits (including stock-based compensation expenses), office expenses and fees for professional services.  Since the completion of the Transactions in August 2018, we have begun incurring incremental G&A expenses relating to expenses associated with SEC reporting requirements, including annual and quarterly reports to shareholders, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our securities, independent auditor fees, legal expenses and investor relations expenses. These incremental G&A expenses are not reflected in the historical financial statements.

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

Interest Expense

We finance a portion of our working capital requirements and acquisitions with borrowings under our credit facility.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We reflect interest paid to the lenders under our credit facility in interest expense on our statement of operations.  Please read “—Liquidity and Capital Resources—Indebtedness” for further details of our credit facility.

Borrowings under Royal’s first lien credit facility and RNR credit facility historically served to fund distributions to its equity owners. As a result, Royal incurred substantial interest expense that was affected by both fluctuations in interest rates and Royal’s financing decisions. These facilities are no longer our obligations after the Closing.

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

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil and gas sales	$18,246	$28,136	$39,504	$48,529
Gain (loss) on hedging activities	-	(1,823)	-	(1,914)
Total revenue	18,246	26,313	39,504	46,615
Expenses:
Production and ad valorem taxes	920	1,510	2,049	2,527
Marketing and transportation	565	463	1,349	994
Amortization of royalty interests in oil and natural gas properties	2,930	4,618	6,440	8,685
General, administrative and other	3,055	3,423	5,559	5,880
Total operating expenses	7,470	10,014	15,397	18,086
Operating income	10,776	16,299	24,107	28,529
Other income (expense):
Gain on the sale of assets	-	108	-	41,382
Other income	44	-	75	-
Interest expense	(535)	(420)	(1,189)	(1,043)
Total other income (expense)	(491)	(312)	(1,114)	40,339
Income before income taxes	10,285	15,987	22,993	68,868
Provision for income taxes	1,383	-	2,788	-
Income from continuing operations	8,902	15,987	20,205	68,868
Income from discontinued operations	-	1,016	-	2,049
Net income	8,902	17,003	20,205	70,917
Net income attributable to non-controlling interests	(5,146)	(47)	(11,067)	(95)
Net income attributable to common shareholders/unitholders	$3,756	$16,956	$9,138	$70,822
Other Financial Data:
Adjusted EBITDA (1)	$14,534	$20,917	$31,424	$37,214

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Production Data:
Oil (Bbls)	199,938	384,876	474,916	675,687
Natural gas (BOE)	161,687	187,913	334,373	325,937
Natural gas liquids (Bbls)	77,473	70,018	150,364	142,029
Combined volumes (BOE)	439,098	642,807	959,653	1,143,653
Average daily combined volume (BOE/d)	4,825	7,064	5,302	6,319
% Oil	46%	60%	49%	59%

Average sales prices:
Oil (Bbls)	$63.84	$66.34	$61.30	$65.37
Natural gas (Mcf)	$2.52	$2.80	$2.92	$2.85
Natural gas liquids (Bbls)	$17.45	$21.42	$17.83	$22.68
Combined per (BOE)	$37.72	$46.96	$39.23	$46.31

Average Costs ($/BOE):
Production and ad valorem taxes	$2.10	$2.35	$2.14	$2.21
Marketing and transportation expense	$1.29	$0.72	$1.41	$0.87
General and administrative	$6.96	$5.32	$5.79	$5.14
Interest expense, net	$1.22	$0.65	$1.24	$0.91
Depletion	$6.67	$7.18	$6.71	$7.59

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018:

Oil and Gas Revenues

Oil and gas revenues decreased $9.9 million, or 35%, to $18.2 million for the three months ended June 30, 2019, from $28.1 million for the three months ended June 30, 2018. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a net decrease in realized oil and natural gas prices.  In March 2018, six wells on certain oil and gas properties located in the Eagle Ford shale, which the Company has a significant interest in, came on line and the subsequent natural decline in production after they came on line through June 30, 2019 was the main cause for the decrease in oil and gas production.   We received an average price of $63.84 per Bbl of oil, $2.52 per Mcf of gas and $17.45 per Bbl of natural gas liquids sold in the three months ended June 30, 2019 compared to $66.34 per Bbl of oil, $2.80 per Mcf of gas and $21.42 per Bbl of natural gas liquids sold during the three months ended June 30, 2018.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.6 million, or 40%, to $0.9 million for the three months ended June 30, 2019, from $1.5 million for the three months ended June 30, 2018. The decrease in production and ad valorem taxes was attributable to the decrease in oil and gas production.  As a percentage of oil and gas revenue, production and ad valorem taxes were 5% for each of the three months ended June 30, 2019 and 2018.

Marketing and Transportation Expense

Marketing and transportation expense increased $0.1 million, or 22%, to $0.6 million for the three months ended June 30, 2019, from $0.5 million for the three months ended June 30, 2018. As a percentage of revenue, marketing and transportation expense was 3% compared to 2% for the same period in the prior year.  Marketing and transportation expense as a percentage of revenue was lower during the three months ended June 30, 2018 due to certain oil and gas interests that the Company owns in the Eagle Ford that contributed a significant amount of production but contractually are not charged for any marketing and transportation expenses.

Amortization of Royalty Interests in Oil and Natural Gas Properties Expense

Amortization of royalty interests in oil and natural gas properties expense decreased $1.7 million, or 37%, to $2.9 million for the three months ended June 30, 2019, from $4.6 million for the three months ended June 30, 2018. The decrease in amortization of royalty interests in oil and natural gas properties expense was primarily attributable to a decrease in production in Q2 2019.

General, Administrative and Other Expense

General, administrative and other expense decreased $0.4 million, or 11%, to $3.1 million for the three months ended June 30, 2019, from $3.4 million for the three months ended June 30, 2018. As a percentage of revenue, general, administrative and other expense increased approximately 40% compared to the second quarter of 2018.  The increase in general, administrative and other expense as a percentage of revenue was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.  In addition, the Company incurred approximately $0.8 million in non-cash stock-based compensation expense during the second quarter of 2019 in connection with the implementation of our long-term incentive plan.

Interest Expense

Interest expense increased by $0.1 million to $0.5 million for the three months ended June 30, 2019, from $0.4 million for the three months ended June 30, 2018.  The increase in interest expense was attributable to greater average outstanding borrowings and higher interest rates under our credit facility.

Income Taxes

Income tax expense increased by $1.4 million for the three months ended June 30, 2019, from $0 million for the three months ended June 30, 2018. The increase in income taxes was attributable to Royal historically being treated as a partnership which changed as a part of the Transactions. Falcon is treated as a C-Corp and accordingly is subject to federal income taxes.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018:

Oil and Gas Revenues

Oil and gas revenues decreased $9.0 million, or 19%, to $39.5 million for the six months ended June 30, 2019, from $48.5 million for the six months ended June 30, 2018. The decrease in oil and gas revenues was attributable to a decrease in oil production in addition to a net decrease in realized oil prices.  In March 2018, six wells on certain oil and gas properties located in the Eagle Ford shale, which the Company has a significant interest in, came on line and the subsequent natural decline in production after they came on line through June 30, 2019 was the main cause for the decrease in oil and gas production. We received an average price of $61.30 per Bbl of oil, $2.92 per Mcf of gas and $17.83 per Bbl of natural gas liquids sold in the six months ended June 30, 2019 compared to $65.37 per Bbl of oil, $2.85 per Mcf of gas and $22.68 per Bbl of natural gas liquids sold during the six months ended June 30, 2018.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.5 million, or 19%, to $2.0 million for the six months ended June 30, 2019, from $2.5 million for the six months ended June 30, 2018. The decrease in production and ad valorem taxes was attributable to the decrease in oil production.  As a percentage of oil and gas revenue, production and ad valorem taxes were 5% for each of the six months ended June 30, 2019 and 2018.

Marketing and Transportation Expense

Marketing and transportation expense increased $0.4 million, or 36%, to $1.3 million for the six months ended June 30, 2019, from $1.0 million for the six months ended June 30, 2018. As a percentage of revenue, marketing and transportation expense was 3% as compared to 2% for same period in the prior year.  Marketing and transportation expense as a percentage of revenue was lower during the three months ended June 30, 2018 due to certain oil and gas interests that the Company owns in the Eagle Ford that contributed a significant amount of production but contractually are not charged for any marketing and transportation expenses.

Amortization of Royalty Interests in Oil and Natural Gas Properties Expense

Amortization of royalty interests in oil and natural gas properties expense decreased $2.2 million, or 26%, to $6.4 million for the six months ended June 30, 2019, from $8.7 million for the six months ended June 30, 2018. The decrease in amortization of royalty interests in oil and natural gas properties expense was attributable to a portion of our interests in certain oil and natural gas properties sold during Q1 2018 having had a higher amortization rate in addition to a decrease in production during the six months ended June 30, 2019.

General, Administrative and Other Expense

General, administrative and other expense decreased by $0.3 million, or 5%, to $5.6 million for the six months ended June 30, 2019, from $5.9 million for the six months ended June 30, 2018. As a percentage of revenue, general, administrative and other expense increased approximately 17% compared to the six months ended June 30, 2018.  The increase in general, administrative and other expense as a percentage of revenue was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.  In addition, the Company incurred approximately $0.8 million in non-cash stock-based compensation expense during 2019 in connection with the implementation of our long-term incentive plan.

Interest Expense

Interest expense increased by $0.1 million to $1.2 million for the six months ended June 30, 2019, from $1.0 million for the six months ended June 30, 2018.  The increase in interest expense was attributable to greater average outstanding borrowings and higher interest rates under our credit facility.

Income Taxes

Income tax expense increased by $2.8 million for the six months ended June 30, 2019, from $0 million for the six months ended June 30, 2018. The increase in income taxes was attributable to Royal historically being treated as a partnership which changed as a part of the Transactions. Falcon is treated as a C-Corp and accordingly is subject to federal income taxes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$8,902	$17,003	$20,205	$70,917
Income attributable to discontinued operations	-	(1,016)	-	(2,049)
Interest expense, net	535	420	1,189	1,043
Depletion	2,930	4,618	6,440	8,685
Depreciation	23	-	23	-
Income taxes	1,383	-	2,788	-
Gain on the sale of assets	-	(108)	-	(41,382)
Share-based compensation	761	-	779	-
Adjusted EBITDA	$14,534	$20,917	$31,424	$37,214

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

The following table presents cash distributions approved by the board of directors of our general partner for the periods presented.

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
June 30, 2019	$0.1500	$6,879,245	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,025,786	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171,000	February 28, 2019	February 21, 2019
September 30, 2018 (1)	$0.0950	$4,356,225	November 15, 2018	November 8, 2018

(1)	Represents the initial pro rata distribution of our quarterly dividend for the period from August 23, 2018 through September 30, 2018.

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $105.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. Effective May 24, 2019, in connection with the Company’s spring 2019 redetermination, the borrowing base decreased from $115.0 million to $105.0 million and, as of June 30, 2019, the Company had borrowings of $36.5 million under the Credit Facility at an interest rate of 4.65% and $68.5 million available for future borrowings under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2019, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

Prior to the Transactions, Royal had other credit facilities in place which were extinguished at the closing of the Transactions. For a full description of these credit facilities please see “Note 6 – Debt – Royal Credit Facilities.”

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	Six Months Ended June 30,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$33,815	$38,650
Investing activities	(20,542)	120,776
Financing activities	(17,723)	(134,535)

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

The decrease in cash flow provided by operating activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily related to a 30% decrease in oil production and a 6% decrease in the realized oil prices period over period partially offset by an increase in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the six months ended June 30, 2019 was $20.1 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash provided by investing activities for the six months ended June 30, 2018 was $120.8 million and was mostly related to the proceeds from the sale of certain oil and natural gas properties.

Financing activities

Cash used in financing activities for the six months ended June 30, 2019 was $17.7 million, primarily related to distributions and dividends totaling $33.1 million partially offset by a net increase in borrowings under our Credit Facility of $15.5 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the quarter.  Cash used in financing activities for the six months ended June 30, 2018 was $134.5 million, primarily attributable to $107.5 million of distributions and $27.0 million of repayments made on the RNR credit facility.

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

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the six months ended June 30, 2018, we received approximately 40%, 25%, and 18% of our revenue from ConocoPhillips, EOG, and Devon, respectively. For the six months ended June 30, 2019, we received approximately 37%, 27%, and 16% of our revenue from ConocoPhillips, EOG, and Devon, respectively. We did not require collateral and did not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of June 30, 2019, we had total borrowings under our Credit Facility of $36.5 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.3 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

FALCON MINERALS CORPORATION

Date: August 9, 2019	By:	/s/ Daniel C. Herz
Daniel C. Herz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9,2019	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
Chief Financial Officer
(Principal Financial Officer)