Form 10-Q
period 2019-09-30
Falcon Minerals Corp
filed 2019-11-08
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, there were 45,950,716 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$2,627	$7,317
Account receivable	8,029	11,271
Prepaid expenses	1,292	1,524
Total current assets	11,948	20,112
Royalty interests in oil and natural gas properties, net of accumulated amortization of $127,229 and $117,605 respectively	220,446	209,168
Property and equipment, net	497	-
Deferred tax asset, net	56,470	58,773
Other assets	2,690	3,182
Total assets	$292,051	$291,235
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,974	$521
Credit facility	38,000	21,000
Other non-current liabilities	476	-
Total liabilities	40,450	21,521
Commitments and contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 45,950,716 and 45,855,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018	4	4
Additional paid in capital	132,325	137,866
Non-controlling interests	119,267	127,029
Retained earnings	-	4,810
Total shareholders' equity	251,601	269,714
Total liabilities and shareholders' equity	$292,051	$291,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil and gas sales	$15,908	$23,825	$55,411	$72,354
Gain (loss) on hedging activities	-	458	-	(1,456)
Total revenue	15,908	24,283	55,411	70,898
Operating expenses:
Production and ad valorem taxes	891	1,326	2,940	3,854
Marketing and transportation	584	493	1,933	1,487
Amortization of royalty interests in oil and natural gas properties	3,184	4,494	9,624	13,179
General, administrative and other	3,168	1,132	8,728	7,013
Total operating expenses	7,827	7,445	23,225	25,533
Operating income	8,081	16,838	32,186	45,365
Other income (expense):
Gain on the sale of assets	-	-	-	41,382
Other income	58	38	134	39
Interest expense	(650)	(557)	(1,838)	(1,600)
Total other income (expense)	(592)	(519)	(1,704)	39,821
Income before income taxes	7,489	16,319	30,482	85,186
Provision for income taxes	1,132	810	3,920	810
Income from continuing operations	6,357	15,509	26,562	84,376
Income from discontinued operations	-	91	-	2,139
Net income	6,357	15,600	26,562	86,515
Net income attributable to non-controlling interests	(3,473)	(2,933)	(14,540)	(3,028)
Net income attributable to common shareholders/unitholders	$2,884	$12,667	$12,022	$83,487
Earnings per common share:
Common shares (basic and diluted)	$0.06	$0.06	$0.26	$0.06
Weighted average number of shares outstanding:
Common shares (basic and diluted)	45,899	45,855	45,871	45,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 30,
	2019	2018
Cash flow from operating activities:
Net income	$26,562	$86,515
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	-	(41,382)
Unrealized (gain) loss on hedging activities	-	1,151
Amortization of royalty interests in oil and natural gas properties	9,624	14,753
Depreciation of property and equipment	46	-
Accretion of asset retirement obligation	-	7
Amortization of debt issuance costs	482	296
Stock-based compensation	1,830	-
Deferred income taxes	2,302	1,061
Cash paid to settle derivatives	-	(1,151)
Changes in operating assets and liabilities
Accounts receivable	3,242	1,067
Prepaid expenses	232	(616)
Other assets	10	-
Accounts payable and accrued expenses	1,454	(4,752)
Other liabilities	476	(147)
Net cash provided by operating activities	46,260	56,802
Cash flows from investing activities:
Additions to oil and natural gas properties	-	(523)
Purchase of property and equipment	(542)	-
Cash acquired in the Transaction	-	2,920
Proceeds from the sale of assets	-	121,130
Acquisition of oil and natural gas properties	(20,903)	-
Net cash provided by (used in) investing activities	(21,445)	123,527
Cash flows from financing activities:
Distributions to partners	-	(143,788)
Distribution of subsidiaries	-	(7,124)
Proceeds from credit facility	30,000	-
Repayments of long-term debt	(13,000)	(27,000)
Deferred financing fees	-	(8)
Dividends paid	(24,089)	-
Distributions to non-controlling interests	(22,302)	-
Distribution equivalent rights paid	(114)	-
Net cash used in financing activities	(29,505)	(177,920)
Net increase (decrease) in cash and cash equivalents	(4,690)	2,409
Cash and cash equivalents, beginning of period	7,317	10,497
Cash and cash equivalents, end of period	$2,627	$12,906
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,356	$1,245
Cash paid for income taxes	$1,260	$450
Non-cash investing and financing activities:
Credit facility prior to the transaction	$-	$38,000
Deferred financing prior to the Transaction	$-	$3,214
Deferred tax asset related to the Transaction	$-	$60,603
Accounts payable related to property and equipment	$-	$229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity / Partners' Capital
Balance at December 31, 2017	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions	-	-	-	-	-	(107,497)	(38)	-	(107,535)
Net income	-	-	-	-	-	53,866	48	-	53,914
Balance at March 31, 2018	-	$-	-	$-	$-	$234,897	$639	$-	$235,536
Distributions	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	16,956	47	-	17,003
Balance at June 30, 2018	-	$-	-	$-	$-	$251,853	$686	$-	$252,539
Distributions	-	-	-	-	-	(36,253)	-	-	(36,253)
Net income prior to Transaction	-	-	-	-	-	10,137	20	-	10,157
Recapitalization in connection with the Transaction	45,855	5	40,000	4	137,866	(225,737)	119,556	-	31,694
Net income post Transaction	-	-	-	-	-	-	2,913	2,529	5,442
Balance at September 30, 2018	45,855	$5	40,000	$4	$137,866	$-	$123,175	$2,529	$263,579

Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866	$-	$127,029	$4,810	$269,714
Vested restricted stock grants	4	-	-	-	-		-	-	-
Stock-based compensation	-	-	-	-	99		-	-	99
Distribution equivalent rights paid	-	-	-	-	(15)		-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-		(8,559)	-	(8,559)
Dividends to shareholders ($0.20 per share)	-	-	-	-	-		-	(9,171)	(9,171)
Net income	-	-	-	-	-		5,921	5,382	11,303
Balance at March 31, 2019	45,859	5	40,000	4	137,950	-	124,391	1,021	263,371
Vested restricted stock grants	3	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	761	-	-	-	761
Distribution equivalent rights paid	-	-	-	-	(56)	-	-	-	(56)
Distributions to non-controlling interests	-	-	-	-	-	-	(7,397)	-	(7,397)
Dividends to shareholders ($0.175 per share)	-	-	-	-	(3,248)	-	-	(4,777)	(8,025)
Net income	-	-	-	-	-	-	5,146	3,756	8,902
Balance at June 30, 2019	45,862	$5	40,000	$4	$135,407	$-	$122,140	$-	$257,556
Vested restricted stock grants	89	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	970	-	-	-	970
Distribution equivalent rights paid	-	-	-	-	(43)	-	-	-	(43)
Distributions to non-controlling interests	-	-	-	-	-	-	(6,346)	-	(6,346)
Dividends to shareholders ($0.15 per share)	-	-	-	-	(4,009)	-	-	(2,884)	(6,893)
Net income	-	-	-	-	-	-	3,473	2,884	6,357
Balance at September 30, 2019	45,951	$5	40,000	$4	$132,325	$-	$119,267	$-	$251,601

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

These royalties entitle the holder to a portion of the production of oil and natural gas from the underlying acreage at the sales price received by the operator, net of any applicable post-production expenses and taxes. The holder of these interests has no obligation to fund exploration and development costs, lease operating expenses or pay for capital expenditures such as plugging and abandonment costs at the beginning and end of a well’s productive life.

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

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and the three and six months ended June 30, 2019, the Company’s management determined that a portion of the dividends to shareholders had been improperly deducted from Additional Paid In Capital (“APIC”) rather than deducted from Retained Earnings until Retained Earnings had been exhausted.  As a result, in the Condensed Consolidated Statements of Shareholders’ Equity and Partners’ Capital, the dividends to shareholders have been correctly classified reducing Retained Earnings rather than APIC, and the total balances of Retained Earnings and APIC have been corrected at March 31, 2019 and at June 30, 2019 as follows:

	Retained	Additional Paid
	Earnings	In Capital
March 31, 2019 as presented	10,192	128,779
March 31, 2019 as corrected	1,021	137,950

June 30, 2019 as presented	13,948	121,459
June 30, 2019 as corrected	-	135,407

The reclassification does not change, in any period, Total Shareholders’ Equity. The Company evaluated the materiality of these misstatements from a quantitative and qualitative perspective and has concluded the misstatements are not material to the prior periods.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting periods; and the quantities and values of proved oil, natural gas and NGLs reserves used in calculating depletion and assessing impairment of oil and natural gas properties. Actual results could differ significantly from these estimates. Significant estimates made by management include the quantities of proved oil, natural gas and NGL reserves, related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, fair value of the Company’s warrants, estimates of current and deferred income taxes. While management believes these estimates are reasonable, changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of September 30, 2019 and December 31, 2018, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the three and nine months ended September 30, 2019 or 2018.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three and nine months ended September 30, 2019 and 2018.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $2.5 million and $3.0 million as of September 30, 2019 and December 31, 2018, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

Since the Transactions, Falcon has not engaged in any derivative transactions.  Historically, Royal used derivative financial instruments to reduce exposure to fluctuations in commodity prices. The transactions were in the form of crude swaps. Royal’s derivative instruments were not designated as cash flow hedges for accounting purposes for any periods presented. Accordingly, the changes in fair value are recognized in the consolidated statements of operations in the period of change. Gains and losses from derivatives are included in the cash flows from operating activities. Royal’s derivative financial instruments were extinguished in connection with the Transactions.

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

Royalty income from oil, natural gas and NGLs sales

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

Oil, natural gas and NGLs sales

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Company's estimates and the actual amounts received for oil and natural gas sales is recorded in the period that payment is received from the third party. For the three and nine months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial.

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

In addition to the above, pursuant to the Contribution Agreement, Royal is entitled to receive earn-out consideration to be paid in the form of OpCo Common Units (and a corresponding number of shares of Class C Common Stock) if the 30-day volume-weighted average price (“30-Day VWAP”) of the Class A Common Stock equals or exceeds certain hurdles set forth in the Contribution Agreement. Royal can potentially receive up to an additional 20.0 million OpCo Common Units as a part of the earn-out consideration. As of September 30, 2019, none of these hurdles have been met. Royal is also entitled to the earn-out consideration described above in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of the Company’s assets, if the consideration paid to holders of the Class A Common Stock in connection with such liquidity event is greater than any of the 30-Day VWAP hurdles.

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

Below are amounts attributed to the disposition of the RNR interests included in discontinued operations in the condensed consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Revenues:
Oil and gas sales	$635	$5,401

Expenses:
Production and ad valorem taxes	39	484
Lease operating expenses	114	510
Transportation and marketing	153	332
Depreciation, depletion and amortization	181	1,574
General, administrative and other	51	325
Total expenses	538	3,225
Operating income	97	2,176
Other income (expense):
Other income	2	2
Interest expense	(8)	(39)
Total other income (expense)	(6)	(37)
Net income	$91	$2,139

Below are the amounts attributed to the disposition of the RNR interests included in the condensed consolidated cash flow statements (in thousands):

Nine Months Ended
September 30,
2018

Net cash provided by operating activities - discontinued operations	$4,490
Net cash used in investing activities - discontinued operations	(523)

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Oil and natural gas interests:
Subjection to depletion	$310,863	$307,438
Not subjection to depletion	36,812	19,335
Gross oil and natural gas interests	347,675	326,773
Accumulated depletion and impairment	(127,229)	(117,605)
Oil and natural gas interests, net	$220,446	$209,168

In February 2018, Royal completed the sale of its interests in a portion of its oil and natural gas properties to an unaffiliated third party for cash proceeds of $121.1 million. The sale resulted in a realized gain of $41.3 million. For the three and nine months ended September 30, 2018, the Company has recorded approximately $0.1 million and $41.4 million in realized gains related to the sale of its interests in a portion of its oil and natural gas properties.

Note 6—Debt

Royal Credit Facilities

Royal’s historical primary sources of indebtedness were its first lien credit facility, which it entered into in October 2012, and the RNR credit facility:

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

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $105.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. Effective May 24, 2019, in connection with the Company’s spring 2019 redetermination, the borrowing base decreased from $115.0 million to $105.0 million and, as of September 30, 2019, the Company had borrowings of $38.0 million under the Credit Facility at an interest rate of 4.29% and $67.0 million available for future borrowings under the Credit Facility. The Company incurred $3.2 million of expenses in connection with the closing of the Credit Facility. These amounts are being amortized over the term of the Credit Facility. Unamortized deferred issuance costs were $2.5 million as of September 30, 2019.

Principal amounts borrowed are payable on the maturity date. The Company has a choice of borrowing at an alternative base rate (which is equal to the greatest of the federal funds rate plus one-half of 1.0%, the prime rate or the one-month LIBOR rate plus 1.0%) or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The scheduled redeterminations of our borrowing base take place on April 1st and October 1st of each year.

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

As of September 30, 2019, the Company was in compliance with such covenants.

Note 7—Shareholders’ Equity and Dividends

Shares Outstanding

Prior to the Transactions, Falcon was a special purpose acquisition company with no operations, formed as a vehicle to affect a business combination with one or more operating businesses. After the Closing of the Transactions, the Company became a holding company whose sole material operating asset consists of its interest in Royal through its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through September 30, 2019.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2018	45,855,000	40,000,000	21,249,999
Restricted stock grant vesting	95,716	-	-
Shares outstanding at September 30, 2019	45,950,716	40,000,000	21,249,999

Preferred Stock – At September 30, 2019, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At September 30, 2019, there were 45,950,716 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At September 30, 2019, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Public Warrants – In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”). At September 30, 2019, there were 13,749,999 Public Warrants outstanding.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than

30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Osprey initial public offering, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.  At September 30, 2019, there were 7,500,000 Private Placement Warrants outstanding.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 53% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the nine months ended September 30, 2019 and 2018, $22.3 million and less than $0.1 million, respectively, of distributions for each period have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
September 30, 2019	$0.1350	$6,203,347	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879,245	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,025,786	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171,000	February 28, 2019	February 21, 2019
September 30, 2018(1)	$0.0950	$4,356,225	November 15, 2018	November 8, 2018

(1)	Initial pro rata dividend, prorated for the period from August 23, 2018 to September 30, 2018.

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

Restricted Stock Grants

In accordance with the Plan, the Falcon Board of Directors is authorized to issue restricted stock awards (“RSA”) to eligible employees and directors.  The Company estimates the fair value of the RSAs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period.  Each RSA that has been granted has a DER included in each agreement.  Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest.  RSAs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

Performance Stock Units

Under the Plan, the Falcon Board of Directors is authorized to issue performance stock units (“PSU”) to eligible employees and directors.  The Company estimates the fair value and the derived service period of the PSUs utilizing a lattice model since one of the vesting requirements is a market-based condition (indexed to the Falcon stock price).  The Company engaged a third-party consultant to calculate fair value and the derived service period of the grants at the time of issuance.  The fair value of the PSUs is then amortized over the longer of the service condition or the derived service period attributable to each grant.  All compensation cost for the PSUs will be recognized over the longer of the service condition or the derived service period, even if the market-condition is never satisfied as long as the award is not forfeited.  The PSUs that have been granted to date do not have any DERs included in the agreements.  PSUs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

The following table summarizes the activity in our unvested RSAs and PSUs for the nine months ended September 30, 2019:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2018	-		-
Granted	419,640	$8.14	1,413,334	$3.45
Vested	(97,598)	$8.30	-	$-
Forfeited	(25,125)	$7.97	-	$-
Unvested at September 30, 2019	296,917	$8.10	1,413,334	$3.45

For the three and nine months ended September 30, 2019, the Company incurred $1.0 million and $1.8 million, respectively, of share-based compensation which is included in general, administrative and other expenses in the accompanying consolidated statements of operations.  The Company did not have any restricted shares granted until 2019 and therefore the Company did not incur any related expenses in the prior year.  The unamortized estimated fair value of unvested RSAs and PSUs was $6.3 million at September 30, 2019.  These costs are expected to be recognized as expense over a weighted average period of 2.1 years. In addition, for the three and nine months ended September 30, 2019, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
Numerator:
Net income attributable to common stockholders - basic and diluted	$2,884	$2,529		$12,022	$2,529
Less: Earnings allocated to participating securities	(26)	-		(125)	-
	$2,858	$2,529		$11,897	$2,529

Denominator:
Weighted average shares outstanding - basic and diluted	45,899	45,855		45,871	45,855

Net income per common share, basic and diluted	$0.06	$0.06	(1)	$0.26	$0.06	(1)

(1)

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, the Company's management determined that net income attributable to non-controlling interests, net of tax, had been excluded from the numerator in the calculation of Earnings per common share (diluted). As a result, Earnings per common share (diluted) for the three months ended September 30, 2018 has been adjusted from $0.03 previously reported to $0.06.

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Warrants	21,250	21,250	21,250	21,250
Class C common shares	40,000	40,000	40,000	40,000
Total	61,250	61,250	61,250	61,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of September 30, 2019.

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

For the three and nine months ended September 30, 2019, the Company recorded an income tax expense of $1.1 million and $3.9 million, respectively.  For the three and nine months ended September 30, 2018, the Company recorded an income tax expense of $0.8 million during each period.  Royal was historically treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense reflected in Royal’s financial statements for any period prior to the business combination on August 23, 2018.

As of September 30, 2019, the Company had $56.5 million of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At September 30, 2019 and December 31, 2018, the Company had recorded a prepayment of income taxes of $0.5 million and $0.8 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Atlas Energy Group, LLC

Atlas Energy Group, LLC, which Company officers and directors Edward Cohen and Jonathan Cohen are also directors and officers of, and its affiliates provide the Company with advisory services in connection with potential business opportunities and prospective targets. For the three and nine months ended September 30, 2019, the Company paid less than $0.1 million for each period in expenses in connection with such services. For the three and nine months ended September 30, 2018, the Company paid less than $0.1 million for each period in expenses in connection with such services.  In October 2018, Daniel Herz resigned from any and all director and officer positions within Atlas Energy Group, LLC and its affiliates.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officers and directors Edward Cohen, Jonathan Cohen and Jeffrey Brotman are also directors and officers of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three and nine months ended September 30, 2019, the Company was reimbursed $0.1 million and $0.2 million, respectively, under this agreement.  For the three and nine months ended September 30, 2018, the Company was reimbursed less than $0.1 million for each period.

Royal Resources L.P.

Royal Resources L.P. (“Royal”), which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million units of OpCo, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three and nine months ended September 30, 2019, the Company received less than $0.1 million and $0.5 million, respectively, under this agreement.

Note 12—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
ConocoPhillips	40%	58%	35%	41%
EOG Resources	28%	13%	29%	21%
Devon	18%	13%	17%	16%
Total	86%	84%	81%	78%

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

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of September 30, 2019 are presented below (in thousands):

	Payments Due by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$38,000	$-	$-	$-	$-	$38,000	$-
Operating lease obligations	1,578	79	397	400	211	196	295
Total	$39,578	$79	$397	$400	$211	$38,196	$295

Note 14—Subsequent Events

Cash Dividends

In November 2019, the Company declared a quarterly cash dividend of $0.135 per share of Class A Common Stock totaling approximately $6.2 million for all shares of Class A Common Stock outstanding. The dividend is for the period from July 1, 2019 through September 30, 2019.  The dividend is payable on December 3, 2019 to all Class A shareholders of record on November 20, 2019.

OpCo Distribution

In November 2019, OpCo made distributions totaling $11.6 million to its unitholders, of which $6.2 million was distributed to the Company.

Credit Facility Redetermination

Effective November 8, 2019, in connection with the Company’s fall redetermination, the borrowing base decreased from $105 million to $90 million.   The borrowing base decrease would decrease the amount available for future borrowings to $52.0 million, based upon the borrowings under the Credit Facility as of September 30, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and the price and cost assumptions made by reserve engineers. In addition, the results of drilling, completion and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.

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

Overview

On August 23, 2018, we consummated the previously announced business combination pursuant to that certain Contribution Agreement, dated as of June 3, 2018 (the “Contribution Agreement”), by and among Royal Resources L.P. (“Royal LP”), Royal Resources GP L.L.C. (“Royal GP” and collectively with Royal LP, “Royal”), Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”), Hooks Holding Company GP, LLC (“Hooks GP,” and collectively with NRAC, Hooks Holdings, DGK, and DGK GP, the “Contributors”), and Osprey, pursuant to which Osprey acquired from the Contributors all of their equity interests in certain of their subsidiaries named in the Contribution Agreement. Upon closing, we changed our name from “Osprey Energy Acquisition Corp.” to “Falcon Minerals Corporation” (“Falcon”).

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

We own Royalties that entitle us to a portion of the production of oil, natural gas and NGLs from the underlying acreage at the sales price received by the operator, net of production expenses and taxes. We have no obligation to fund finding and development costs, lease operating expenses or pay capital expenditures such as plugging and abandonment costs. As such, we have historically operated with high cash margins, converting a large percentage of revenue to free cash flow, the majority of which has been distributed to our stockholders in the form of a dividend.

Factors Impacting the Comparability of Our Financial Results

Public Company Expenses.  We incur direct G&A expense as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, exchange fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, and independent director compensation. These direct G&A expenses are not included in Royal’s historical financial results of operations prior to the Transactions.

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

Sources of Our Revenue

Our revenues were derived from royalty payments we received from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of September 30, 2019, our Royalties represented the right to receive an average of 1.33% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile, and at September 30, 2019 and December 31, 2018, we did not hedge any of our exposure to changes in commodity prices. During the year ended December 31, 2018, West Texas Intermediate posted prices that ranged from $49.98 to $70.76 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.64 to $4.72 per MMBtu. During the three months ended September 30, 2019, the West Texas Intermediate posted prices for crude oil ranged from $54.84 to $57.55 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.14 to $2.29 per MMBtu.  During the nine months ended September 30, 2019, the West Texas Intermediate posted prices for crude oil ranged from $51.55 to $63.87 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.14 to $3.64 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Royalty Income:
Oil sales	83%	78%	76%	76%
Natural gas sales	11%	14%	14%	14%
Natural gas liquids sales	6%	8%	7%	10%
Lease bonus	0%	0%	3%	0%
Total	100%	100%	100%	100%

Commodity prices are inherently volatile, and changes in such prices have historically had an impact on our revenue. The following table sets forth the average realized prices for oil, natural gas and NGLs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil (Bbls)	$60.02	$74.43	$60.90	$68.11
Natural gas (Mcf)	$2.15	$3.03	$2.70	$2.92
Natural gas liquids (Bbls)	$10.57	$28.73	$15.12	$24.54

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

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil and gas sales	$15,908	$23,825	$55,411	$72,354
Gain (loss) on hedging activities	-	458	-	(1,456)
Total revenue	15,908	24,283	55,411	70,898
Expenses:
Production and ad valorem taxes	891	1,326	2,940	3,854
Marketing and transportation	584	493	1,933	1,487
Amortization of royalty interests in oil and natural gas properties	3,184	4,494	9,624	13,179
General, administrative and other	3,168	1,132	8,728	7,013
Total operating expenses	7,827	7,445	23,225	25,533
Operating income	8,081	16,838	32,186	45,365
Other income (expense):
Gain on the sale of assets	-	-	-	41,382
Other income	58	38	134	39
Interest expense	(650)	(557)	(1,838)	(1,600)
Total other income (expense)	(592)	(519)	(1,704)	39,821
Income before income taxes	7,489	16,319	30,482	85,186
Provision for income taxes	1,132	810	3,920	810
Income from continuing operations	6,357	15,509	26,562	84,376
Income from discontinued operations	-	91	-	2,139
Net income	6,357	15,600	26,562	86,515
Net income attributable to non-controlling interests	(3,473)	(2,933)	(14,540)	(3,028)
Net income attributable to common shareholders/unitholders	$2,884	$12,667	$12,022	$83,487
Other Financial Data:
Adjusted EBITDA (1)	$12,316	$21,332	$43,821	$58,545

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Production Data:
Oil (Bbls)	220,537	258,665	695,453	934,353
Natural gas (BOE)	133,749	187,640	468,123	513,577
Natural gas liquids (Bbls)	89,652	68,134	240,015	210,163
Combined volumes (BOE)	443,938	514,439	1,403,591	1,658,093
Average daily combined volume (BOE/d)	4,825	5,592	5,141	6,074
% Oil	50%	50%	50%	56%

Average sales prices:
Oil (Bbls)	$60.02	$74.43	$60.90	$68.11
Natural gas (Mcf)	$2.15	$3.03	$2.70	$2.92
Natural gas liquids (Bbls)	$10.57	$28.73	$15.12	$24.54
Combined per (BOE)	$35.84	$47.86	$38.17	$46.92

Average Costs ($/BOE):
Production and ad valorem taxes	$2.01	$2.58	$2.09	$2.32
Marketing and transportation expense	$1.32	$0.96	$1.38	$0.90
General and administrative	$7.14	$2.20	$6.22	$4.23
Interest expense, net	$1.46	$1.08	$1.31	$0.97
Depletion	$7.17	$8.74	$6.86	$7.95

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018:

Oil and Gas Revenues

Oil and gas revenues decreased $7.9 million, or 33%, to $15.9 million for the three months ended September 30, 2019, from $23.8 million for the three months ended September 30, 2018. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a significant decline in realized oil and natural gas prices. We received an average price of $60.02 per Bbl of oil and $2.15 per Mcf of gas sold in the three months ended September 30, 2019 compared to $74.43 per Bbl of oil and $3.03 per Mcf of gas sold during the three months ended September 30, 2018.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.4 million, or 33%, to $0.9 million for the three months ended September 30, 2019, from $1.3 million for the three months ended September 30, 2018. The decrease in production and ad valorem taxes was attributable to the decrease in oil and natural gas production.  As a percentage of oil and natural gas revenue, production and ad valorem taxes were 6% for each of the three months ended September 30, 2019 and 2018.

Marketing and Transportation Expense

Marketing and transportation expense increased $0.1 million, or 18%, to $0.6 million for the three months ended September 30, 2019, from $0.5 million for the three months ended September 30, 2018. As a percentage of revenue, marketing and transportation expense was 4% compared to 2% for the same period in the prior year.  Marketing and transportation expense as a percentage of revenue was lower during the three months ended September 30, 2018 due to certain oil and gas interests that the Company owns in the Eagle Ford that contributed a significant amount of production but contractually are not charged for any marketing and transportation expenses.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense decreased $1.3 million, or 29%, to $3.2 million for the three months ended September 30, 2019, from $4.5 million for the three months ended September 30, 2018. The decrease in amortization of royalty interests in oil and gas properties expense was primarily attributable to a decrease in production in Q3 2019.

General, Administrative and Other Expense

General, administrative and other expense increased $2.0 million, or 180%, to $3.2 million for the three months ended September 30, 2019, from $1.1 million for the three months ended September 30, 2018. The increase in general, administrative and other expense as a percentage of revenue was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.  In addition, the Company incurred approximately $1.0 million in non-cash stock-based compensation expense during the third quarter of 2019 related to our long-term incentive plan which was not implemented until 2019.

Interest Expense

Interest expense increased by $0.1 million to $0.7 million for the three months ended September 30, 2019, from $0.6 million for the three months ended September 30, 2018.  The increase in interest expense was attributable to greater average outstanding borrowings and higher interest rates under our Credit Facility.

Income Taxes

Income tax expense increased by $0.3 million for the three months ended September 30, 2019, from $0.8 million for the three months ended September 30, 2018. The increase in income taxes was attributable to the Company only incurring income taxes for a portion of the third quarter of 2018 because the Transactions did not take place until August 23, 2018. Prior to the Transactions, Royal was treated as a partnership and was not subject to income taxes.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Oil and Gas Revenues

Oil and gas revenues decreased $16.9 million, or 23%, to $55.4 million for the nine months ended September 30, 2019, from $72.4 million for the nine months ended September 30, 2018. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a decrease in realized oil and natural gas prices.  In March 2018, six wells on certain oil and gas properties located in the Eagle Ford shale, which the Company has a significant interest in, came on line and the subsequent natural decline in production after they came on line through September 30, 2019 was the main cause for the decrease in oil and natural gas production. The decrease in revenue was partially offset by a $1.5 million increase in lease bonus revenue in 2019.  We received an average price of $60.90 per Bbl of oil and $2.70 per Mcf of gas sold during the nine months ended September 30, 2019 compared to $68.11 per Bbl of oil and $2.92 per Mcf of gas sold during the nine months ended September 30, 2018.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.9 million, or 24%, to $2.9 million for the nine months ended September 30, 2019, from $3.9 million for the nine months ended September 30, 2018. The decrease in production and ad valorem taxes was attributable to the decrease in oil and natural gas production.  As a percentage of oil and natural gas revenue, production and ad valorem taxes were 5% for each of the nine months ended September 30, 2019 and 2018.

Marketing and Transportation Expense

Marketing and transportation expense increased $0.4 million, or 30%, to $1.9 million for the nine months ended September 30, 2019, from $1.5 million for the nine months ended September 30, 2018. As a percentage of revenue, marketing and transportation expense was 3% as compared to 2% for same period in the prior year.  Marketing and transportation expense as a percentage of revenue was lower during the nine months ended September 30, 2018 due to certain oil and gas interests that the Company owns in the Eagle Ford that contributed a significant amount of production but contractually are not charged for any marketing and transportation expenses.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense decreased $3.6 million, or 27%, to $9.6 million for the nine months ended September 30, 2019, from $13.1 million for the nine months ended September 30, 2018. The decrease in amortization of royalty interests in oil and gas properties expense was attributable to a portion of our interests in certain oil and natural gas properties sold during Q1 2018 having had a higher amortization rate in addition to a decrease in production during the nine months ended September 30, 2019.

General, Administrative and Other Expense

General, administrative and other expense increased by $1.7 million, or 24%, to $8.7 million for the nine months ended September 30, 2019, from $7.0 million for the nine months ended September 30, 2018. The increase in general, administrative and other expense was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.  In addition, the Company incurred approximately $1.8 million in non-cash stock-based compensation expense during 2019 in connection with the implementation of our long-term incentive plan.

Interest Expense

Interest expense increased by $0.2 million to $1.8 million for the nine months ended September 30, 2019, from $1.6 million for the nine months ended September 30, 2018.  The increase in interest expense was attributable to greater average outstanding borrowings and higher interest rates under our Credit Facility.

Income Taxes

Income tax expense increased by $3.1 million for the nine months ended September 30, 2019, from $0.8 million for the nine months ended September 30, 2018. The increase in income taxes was attributable to the Company only incurring income taxes for a portion of the third quarter of 2018 because the Transactions did not take place until August 23, 2018. Prior to the Transactions, Royal was treated as a partnership and was not subject to income taxes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$6,357	$15,600	$26,562	$86,515
Income attributable to discontinued operations	-	(91)	-	(2,139)
Interest expense, net	650	519	1,838	1,562
Depletion	3,184	4,494	9,624	13,179
Depreciation	23	-	46	-
Income taxes	1,132	810	3,920	810
Gain on the sale of assets	-	-	-	(41,382)
Share-based compensation	970	-	1,831	-
Adjusted EBITDA	$12,316	$21,332	$43,821	$58,545

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

Our shareholders agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it is in the best interests of our stockholders if we distribute a substantial portion of the cash we generate from operations. Cash dividends are made to the common stockholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter’s dividend is determined by the Board of Directors following the end of such quarter.

Available cash for each quarter generally equals Adjusted EBITDA reduced for cash needed for debt service, income tax requirements and other contractual obligations and fixed charges that the Board of Directors deems necessary or appropriate, if any.

The following table presents cash distributions approved by the Board of Directors of our general partner for the periods presented.

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
September 30, 2019	$0.1350	$6,203,347	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879,245	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,025,786	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171,000	February 28, 2019	February 21, 2019
September 30, 2018 (1)	$0.0950	$4,356,225	November 15, 2018	November 8, 2018

(1)	Represents the initial pro rata distribution of our quarterly dividend for the period from August 23, 2018 through September 30, 2018.

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $105.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. Effective May 24, 2019, in connection with the Company’s spring 2019 redetermination, the borrowing base decreased from $115.0 million to $105.0 million and, as of September 30, 2019, the Company had borrowings of $38.0 million under the Credit Facility at an interest rate of 4.29% and $67.0 million available for future borrowings under the Credit Facility. Subsequent to September 30, 2019, the Company completed the scheduled fall redetermination process and the Company’s borrowing based was reduced to $90.0 million.  Therefore, based upon the borrowings outstanding under the Credit Facility at September 30, 2019, the amount available for future borrowings would be reduced to $52.0 million.

Principal amounts borrowed are payable on the maturity date. We have a choice of borrowing at the base rate or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The scheduled redeterminations of our borrowing base take place on April 1st and October 1st of each year.

Obligations under the Credit Facility are guaranteed by us and each of our existing and future, direct and indirect domestic subsidiaries (the “Credit Parties”) and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2019, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

Prior to the Transactions, Royal had other credit facilities in place which were extinguished at the closing of the Transactions. For a full description of these credit facilities please see “Item 1– Note 6 – Debt – Royal Credit Facilities.”

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	Nine Months Ended September 30,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$46,260	$56,802
Investing activities	(21,445)	123,527
Financing activities	(29,505)	(177,920)

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

The decrease in cash flow provided by operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily related to a 25% decrease in oil production, a 9% decrease in natural gas production coupled with a 10% decrease in realized oil prices and a 8% decrease in realized natural gas prices period over period partially offset by an increase in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the nine months ended September 30, 2019 was $21.4 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash provided by investing activities for the nine months ended September 30, 2018 was $123.5 million and was mostly related to the proceeds from the sale of certain oil and natural gas properties.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2019 was $29.5 million, primarily related to distributions and dividends totaling $46.5 million partially offset by a net increase in borrowings under our Credit Facility of $17.0 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the period.  Cash used in financing activities for the nine months ended September 30, 2018 was $177.9 million, primarily attributable to $143.8 million of distributions and $27.0 million of repayments made on the RNR credit facility.

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

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the nine months ended September 30, 2019, we received approximately 35%, 29%, and 17% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the nine months ended September 30,

2018, we received approximately 41%, 21%, and 16% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. We did not require collateral and did not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of September 30, 2019, we had total borrowings under our Credit Facility of $38.0 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

FALCON MINERALS CORPORATION

Date: November 8, 2019	By:	/s/ Daniel C. Herz
Daniel C. Herz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8,2019	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
Chief Financial Officer
(Principal Financial Officer)