Form 10-K
period 2019-12-31
Falcon Minerals Corp
filed 2020-03-13
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38158

FALCON MINERALS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-0820780
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

510 Madison Avenue, 8th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 506-5925

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FLMN	Nasdaq Capital Market
Warrants, each to purchase one share of Class A Common Stock	FLMNW	Nasdaq Capital Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $342.3 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 6, 2020, there were 45,963,716 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III in this Form 10-K.

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

Unless the context clearly indicates otherwise, references in this Annual Report on Form 10-K to “Falcon,” the “Company,” “we,” “our,” “us” or similar terms refer to Falcon Minerals Corporation and its subsidiaries.

PART I

ITEM 1.BUSINESS

Corporate History

Falcon (formerly named Osprey Energy Acquisition Corp.) was a blank check company, incorporated in Delaware in June 2016. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or assets.

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

Presentation of Financial and Operating Data

The acquisition of the Royal Entities has been accounted for as a reverse recapitalization. Under this method of accounting, Falcon will be treated as the acquired company and Royal will be treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Royal as the Company’s predecessor entity, which includes certain interests in subsidiary companies which were not acquired by the Company in the Transactions. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of Royal prior to the Transactions; (ii) the combined results of the Company, OpCo and Royal following the Transactions; (iii) the assets, liabilities and partners’ capital of Royal at their historical costs; and (iv) the Company’s equity and earnings per share presented for the period from the Closing Date of the Business Combination. The Royal subsidiaries that were contributed in the Transactions are VickiCristina, LP, DGK ORRI Company, L.P., Noble EF DLG LP, Noble EF LP and Noble Marcellus LP. The interests in Riverbend Natural Resources, L.P. (“RNR”) and KGD ORRI, L.P. were not contributed in the Transactions (the “Non-Contributed Entities”). For the years ended December 31, 2018 and 2017, the amounts attributed to RNR interests related to the Transactions are included in discontinued operations in the consolidated statements of operations.

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

As of December 31, 2019, our assets consisted of Royalties underlying approximately 256,000 gross unit acres (approximately 2,670 net royalty acres not normalized to 1/8th) that are concentrated in what we believe is the “core-of-the-core” of the liquids-rich condensate region of the Eagle Ford Shale in Karnes, DeWitt, and Gonzales Counties, Texas. In all three of these counties, we also have substantial exposure to the Austin Chalk and Upper Eagle Ford formations (this overlapping acreage is included in the 256,000 gross unit acres), which have experienced increased horizontal development activity, in addition to the more established and historically developed Lower Eagle Ford formation. We believe that the wells and remaining drilling locations on the properties underlying our assets are among the most economic in North America, with operator break-even oil prices under $35 per barrel. Development activity has historically been supported by positive oil price differentials averaging a positive $2.50 per barrel over the past 12 months. In addition, our assets include Royalties related to approximately 75,000 gross unit acres in the Appalachian region, including Pennsylvania, West Virginia and Ohio. Our acreage was extensively delineated by 2,260 producing wells as of December 31, 2019, of which 1,924 are located in Karnes, DeWitt, and Gonzales Counties, providing extensive subsurface data control and substantial confidence on individual well initial production rates, production profiles and estimated ultimate recoveries (“EURs”). The average net daily production attributable to our net royalty interests was 4,861 BOE/d (50% oil) for the year ended December 31, 2019.  This includes Eagle Ford production of 4,141 BOE/d (58% oil).

The Eagle Ford Shale is the second largest oil field in North America and is one of the lowest-cost and most active unconventional shale trends. It has a world-class aerial extent that covers approximately 13 million surface acres and has extensive data control as a result of more than 18,000 producing horizontal wells. The Eagle Ford has top-tier single-well economics, is operated by premier oil and gas companies and has access to abundant offtake infrastructure in close proximity to the U.S. Gulf Coast. In recent years, the entire Eagle Ford Shale play has undergone a technical transformation largely driven by utilization of modern drilling and completion techniques, resulting in improved oil and gas sectional recoveries, enhanced production rates, EURs, well economics and increased activity by operators. Our acreage is located in what we believe is the “core-of-the-core” of the Eagle Ford Shale and is characterized by high oil and liquids content and low finding and development costs as well as positive differentials that drive attractive economics to operators relative to other unconventional basins. We believe these factors make the development of our underlying acreage commercially viable and highly attractive in lower commodity price environments. Approximately 89% of our Eagle Ford and Austin Chalk acreage is operated by ConocoPhillips (“ConocoPhillips”), EOG Resources, Inc. (“EOG”), and BP Plc (“BP”) and Devon Energy Corporation (“Devon”) through a joint venture.

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. For the year ended December 31, 2019, our revenues were derived 77% from oil and condensate sales, 14% from natural gas liquid sales and 3% from natural gas sales. For the year ended December 31, 2018, our revenues were derived 81% from oil and condensate sales, 12% from natural gas liquid sales and 7% from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas and NGL prices have historically been volatile, and at December 31, 2019 we did not hedge any of our exposure to changes in commodity prices.

Our Properties

Our assets consist of Royalties related to 503 drilling units, concentrated in what we believe is the “core of the core” of the Eagle Ford Shale as well as the Marcellus Shale and Point Pleasant formations. As of December 31, 2019, these interests entitled us to receive an average royalty of 1.32% from the producing wells on the acreage underlying our Royalties, with no additional future capital or operating expenses required. As of December 31, 2019, there were 2,260 wells producing on this acreage, and average net production for the year ended December 31, 2019 was approximately 4,861 BOE/d. In addition, there were 122 horizontal wells in various stages of completion. As of December 31, 2019, there were 88 additional permits outstanding for undrilled wells or wells currently being drilled on the acreage underlying our Royalties.

The leases underlying our Royalties were delineated by 2,260 producing wells as of December 31, 2019. We own interests in 503 drilling units in the Eagle Ford Shale, Marcellus Shale, and Point Pleasant formations.

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

Our Relationship with Royal Resources, L.P.

Our largest shareholder is Royal, which was formed by a subsidiary of The Blackstone Group L.P. (“Blackstone”) in 2011.  We were formed pursuant to the Transactions through which Blackstone (through its ownership of Royal) has retained a significant ownership stake in us, representing approximately 41% of our voting interests through Royal’s ownership of our Class C common stock.  Pursuant to the Contribution Agreement, Blackstone also has the right to nominate six out of eleven members of our Board of Directors. Falcon performs certain managerial operations for Royal with respect to assets that Royal owned that were not contributed to Falcon.  For such managerial operations, Falcon is paid less than $0.1 million per quarter, plus reimbursement of certain out of pocket expenses and an allocated amount of certain third-party costs.  See also, Part I, Item 1, Business, Corporate History.

Recent Developments

None.

OIL AND NATURAL GAS DATA

Reserves Presentation

Our estimated proved reserves on a historical basis as of December 31, 2019 and 2018 are based on valuations prepared by Ryder Scott and represent 100% of the total net proved liquid hydrocarbon reserves and 100% of the total net proved gas reserves in the Eagle Ford Shale, Marcellus Shale, and Point Pleasant formations as of December 31, 2019. A copy of each of the summary reports of our reserve engineers with respect to our reserves as of 2019 on a historical basis is incorporated by reference herein to Exhibit 99.1 to this Annual Report.

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2019 and 2018 were prepared by Ryder Scott. A reserve audit is not the same as a financial audit and is less vigorous in nature than an independent reserve report where the independent reserve engineer determines the reserves on its own.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2019 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Our petroleum engineers work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The Vice President–Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. The Vice President–Reservoir Engineering is a petroleum engineer with over 13 years of reservoir and operations experience. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices, and operating and development costs.

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

•	direct reporting responsibilities by the Vice President–Reservoir Engineering to the Chief Operating Officer;
•	verification of property ownership by our land department; and
•	no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2019 and 2018 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	As of December 31,
	2019	2018
Estimated proved developed reserves:
Oil (MBbls)	3,900	3,857
Natural gas (MMcf)	18,016	18,700
Natural gas liquids (MBbls)	1,230	1,293

Total (MBOE)	8,133	8,267
Estimated proved undeveloped reserves:
Oil (MBbls)	8,696	11,355
Natural gas (MMcf)	28,254	37,485
Natural gas liquids (Bbls)	1,489	1,870
Total (MBOE)	14,894	19,473
Estimated net proved reserves:
Oil (MBbls)	12,596	15,212
Natural gas (MMcf)	46,270	56,185
Natural gas liquids (MBbls)	2,719	3,163
Total (MBOE) (1)	23,027	27,740
Percent proved developed	35.32%	29.80%
PV-10 of proved reserves (in millions) (2)	$487.5	$658.6

(1)

Estimates of reserves as of December 31, 2019 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2019 in accordance with revised SEC rules and regulations applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $55.69 per Bbl for oil and $2.58 per MMBtu for natural gas at December 31, 2019. The price per Bbl for natural gas liquids was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent Royalties in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

As of December 31, 2019, our historical proved developed reserves totaled 3,900 MBbls of oil, 18,016 MMcf of natural gas and 1,230 MBbls of natural gas liquids, for a total of 8,133 MBOE. Of the total proved developed reserves, 82% are producing and the remaining 18% are from wells that have been stimulated but are not yet producing hydrocarbons.

The foregoing reserves are all located within the continental United States. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. See “Risk Factors” in this Annual Report. We have not filed any estimates of total, proved net oil or natural gas reserves with any federal authority or agency other than the SEC.

Proved Undeveloped Reserves

As of December 31, 2019, our historical proved undeveloped reserves totaled 8,696 MBbls of oil, 28,254 MMcf of natural gas and 1,489 MBbls of natural gas liquids, for a total of 14,894 MBOE. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

During the year ended December 31, 2019, our PUD reserves changed due to:

•	the conversion of 2,167 MBOE of PUD reserves into PDP and PNP reserves;

•	net negative revisions of 1,201 MBOE as a result of the removal of certain locations to the drilling schedule as part of a revised development plan;
•	negative revisions of 1,211 MBOE as a result of pricing and revised type curves; and

All of our PUD drilling locations are scheduled to be drilled prior to the end of December 2024. This development schedule is based on a 122 well inventory waiting to be brought online, 88 permits that identify activity and continued PUD conversion based on historical drilling activity and the publicly announced capital expenditure plans of our operators. As an owner of Royalties and not working interests, the contributed Royal Entities were not required to make capital expenditures and did not make capital expenditures to convert PUD reserves from undeveloped to developed.

Identification of Drilling Locations

Our identification of drilling locations is based on specifically identified locations on our leasehold acreage based on our assessment of current geoscientific, engineering, land, well-spacing and historic production profile information derived from state agencies and public statements by our operators on the acreage underlying our interests. These drilling locations are identified on a detailed map and allocated a reserve profile and identifier. Further, Ryder Scott reviewed and confirmed our drilling locations in estimating our PUD reserves in connection with the preparation of our reserve report as of December 31, 2019. We update and revise our drilling locations on a periodic basis as our assessment of the information described above changes.

Production and Price History

The following table sets forth information regarding our net production of oil, natural gas and natural gas liquids, substantially all of which is from the Eagle Ford Shale region in South Texas, and certain price and cost information for each of the periods indicated:

	As of December 31,
	2019	2018	2017
Production Data:
Eagle Ford Shale:
Oil (Bbls)	876,140	1,154,827	1,402,729
Natural gas (Bbls)	358,804	467,107	513,850
Natural gas liquids (Bbls)	276,656	259,924	493,334
Combined volumes (BOE)	1,511,600	1,881,858	2,409,913
Average daily combined volume (BOE/d)	4,141	5,156	6,603
Total:
Oil (Bbls)	879,288	1,237,813	1,582,322
Natural gas (Bbls)	598,019	686,279	760,982
Natural gas liquids (Bbls)	296,813	293,086	542,706
Combined volumes (BOE)	1,774,120	2,217,178	2,886,010
Average daily combined volume (BOE/d)	4,861	6,074	7,907
% Oil	50%	56%	55%

Average sales prices:
Oil (Bbls)	$59.85	$67.14	$50.54
Natural gas (Mcf)	$2.62	$3.10	$2.81
Natural gas liquids (Bbls)	$15.45	$25.62	$20.63
Combined per (BOE)	$37.54	$46.63	$35.67

Average Costs ($/BOE):
Production and ad valorem taxes	$2.40	$2.32	$1.82
Gathering and transportation expense	$1.35	$1.07	$2.25
General and administrative	$6.71	$4.30	$2.85
Interest expense, net	$1.40	$1.06	$0.95
Depletion	$7.18	$7.65	$11.72

Producing Wells

As of December 31, 2019, we owned Royalties in 2,260 producing wells located on the acreage in which we had an interest. The following table provides detailed information relating to our producing wells:

	Gross Producing Wells	Net Producing Wells
Oil	1,924	24
Natural Gas	336	6
Total	2,260	30

Acreage

The following tables set forth information as of December 31, 2019 relating to total gross and net acreage in the units associated with Royalties owned by us:

Basin	Gross Developed Acreage (1)	Gross Undeveloped Acreage (2)	Total Gross Acreage
Eagle Ford Shale	76,960	107,593	184,553
Marcellus Shale and Point Pleasant	26,880	47,815	74,695
Total	103,840	155,408	259,248

Basin	Net Developed Acreage (1)	Net Undeveloped Acreage (2)	Total Net Acreage
Eagle Ford Shale	959	1,711	2,670
Marcellus Shale and Point Pleasant	468	1,062	1,530
Total	1,427	2,773	4,200

(1)

Developed acres are acres spaced or assigned to productive wells and do not include undrilled acreage held by production under the terms of the lease.  The value provided is for horizontal wells only and are based on 40 acres per well in the Eagle Ford Shale and 80 acres per well in the Marcellus Shale and Point Pleasant formation for wells drilled as of December 31, 2019.

(2)

Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Drilling Results

As of December 31, 2019, our operators associated with Royalties had 122 wells in the process of drilling, completing or dewatering or shut in awaiting infrastructure that are not reflected in the table below. The following table sets forth for the periods indicated below, the number of net productive and dry wells completed, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2019	2018	2017
Development:
Productive	194	235	193
Dry	-	-	-

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

Our ability to acquire additional mineral, royalty, overriding royalty, net profits and similar interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for these and other oil and natural gas properties. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, and fuel oils. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

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

Waste Handling

The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions. However, there is no guarantee that the EPA or state or local governments will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. For example, in December 2016, the EPA and several environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes revised oil and gas regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Legislation has also been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as

“hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on the capital expenditures and operating expenses of the operators of the acreage underlying our Royalties.

Administrative, civil, and criminal penalties can be imposed on the operators of the acreage underlying Falcon’s Royalties for failure to comply with waste handling requirements. Any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase the costs to manage and dispose of wastes for such operators.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal SDWA regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. Hydraulic fracturing generally is exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. However, as discussed in the “Hydraulic Fracturing” risk factor below, in recent year efforts have been made to regulate hydraulic fracturing at the federal level.

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

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which our operators may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that our operators produce, as well as the revenues our operators receive for sales of natural gas and release of natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas-related activities.

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

Employees

As of December 31, 2019, Falcon had 12 full-time employees. None of Falcon’s employees are represented by labor unions or covered by any collective bargaining agreements. Falcon also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its full-time employees. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this Annual Report.

Facilities

Our executive offices are located at 510 Madison Avenue, 8th Floor, New York, NY 10022.   Our executive offices are shared with Hepco Capital Management, LLC (“Hepco”), which Company directors Edward Cohen and Jonathan Cohen are also directors of.  The related cost of our executive offices is proportionately shared between the Company and Hepco. We have additional leased office space in Philadelphia, PA and Houston, TX.  We believe that these facilities are adequate for our current operations.

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

The following risk factors apply to our business and operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. You should carefully consider the following risk factors in addition to the other information included in this annual report, including matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

Risks Related to Our Business

A majority of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and natural gas liquids produced from the underlying acreage is sold. The volatility of these prices due to factors beyond our control greatly affects our business, financial condition and results of operations.

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
•

global or national health concerns, including the outbreak of pandemic or contagious disease, such as the current coronavirus situation, which may reduce demand for oil and gas because of reduced global or national economic activity;

•	the level of prices and expectations about future prices of oil and natural gas;

•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;

•	the level of global oil and natural gas exploration and production;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the price and quantity of foreign imports;

•	increases in U.S. domestic production;

•	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

•	speculative trading in crude oil and natural gas derivative contracts;

•	the level of consumer product demand;

•	weather conditions and other natural disasters;

•	risks associated with operating drilling rigs;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxes;

•	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; and

•	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels.

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

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts will expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition and results of operations.

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

Because we depend on third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. For the year ended December 31, 2019, we received approximately 33%, 29%, 18% and 3% of our revenue from ConocoPhillips Company (“ConocoPhillips”), EOG Resources, Inc. (“EOG”), Devon Energy Corporation (“Devon”), and BP Plc (“BP”), respectively. The failure of the aforementioned operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Further, none of the operators of the properties underlying our royalties are contractually obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on the properties underlying our royalties, therefore, depends on a number of factors that will be largely outside of our control, including:

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

As of December 31, 2019, 64.7% of our total estimated proved reserves were proved undeveloped reserves and may not be ultimately developed or produced by our operators. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by our operators. The reserve data included in the reserve report of our independent petroleum engineer assume that substantial capital expenditures by our operators are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our operators will develop the properties underlying our royalties as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical for our operators. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Our producing properties are located predominantly in the Eagle Ford Shale region of South Texas, making us vulnerable to risks associated with operating in a single geographic area. In addition, we have a large amount of proved reserves attributable to a single producing horizon within this area.

The majority of our properties are geographically concentrated in Karnes, DeWitt, and Gonzales Counties in the Eagle Ford Shale region of South Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Eagle Ford Shale region, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our properties, they could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

The accuracy of these assessments is inherently uncertain, and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Unless our operators further develop our existing properties, we will depend on acquisitions to grow our reserves, production, and cash flow.

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

Proved undeveloped drilling locations represent a significant part of our growth strategy, however, we do not control the development of these locations. Our operators’ ability to drill and develop identified potential drilling locations will depend on a number of factors, including the availability of capital, seasonal conditions, regulatory changes and approvals, negotiation of agreements with third-parties, commodity prices, costs, the generation of additional seismic or geological information, the availability of drilling rigs, drilling results, construction of infrastructure, inclement weather, and lease expirations.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2019, were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. In addition, none of the operators of the properties underlying our royalties are contractually obligated to provide us with information regarding drilling activities or historical production data with respect to the properties underlying our interests, which may affect our estimates of reserves. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

The estimates of reserves as of December 31, 2019 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2019, in accordance with the revised SEC rules and regulations applicable to reserve estimates for such period.

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

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, there have been recent outbreaks in several countries, including the United States, of a highly transmissible and pathogenic coronavirus (“COVID-19”). The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

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

Our business and ability to make acquisitions could be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in our credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, and place us at a competitive disadvantage. A significant reduction in the availability of capital could materially and adversely affect our ability to achieve our planned growth and operating results.

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

New environmental initiatives and regulations could include restrictions on the ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas.  Also, the threat of climate change has resulted in increasing political risks in the United States, including climate-related pledges to ban hydraulic fracturing of oil and gas wells being made by certain candidates seeking the office of President of the United States in 2020. Additionally, Senator Bernie Sanders (D-VT), who is one of the presidential candidates that has pledged to ban hydraulic fracturing, introduced Senate Bill 3247 on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025.  Any of these environmental initiatives and regulations, including the proposed ban, could have a material adverse effect on our financial condition and results of operations.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and processing activities. For example, the oil and natural gas industry depends on digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We do not maintain specialized insurance for possible liability resulting from a cyberattack on our assets that may shut down all or part of our business.

Our only significant assets are the ownership of the general partner interest and its limited partner interest in OpCo, and such ownership may not be sufficient to enable us to pay any dividends on our Class A common stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than the ownership of the general partner interest and a 53% limited partner interest in OpCo. We depend on OpCo and its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A common stock. Subject to certain restrictions, OpCo generally will be required to (i) as discussed below, make quarterly pro rata tax distributions to its partners, including us, in an amount equal to 50% of the total federal taxable income allocated by OpCo to the limited partners and (ii) reimburse us for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing future indebtedness of OpCo and its subsidiaries, as well as the financial condition and operating requirements of OpCo and its subsidiaries, may limit our ability to obtain cash from OpCo. The earnings from, or other available assets of, OpCo and its subsidiaries, may not be sufficient to enable us to pay any dividends on our Class A common stock or satisfy our other financial obligations. OpCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we generally will incur income taxes on our allocable share of any net taxable income of OpCo. Under the terms of the OpCo Limited Partnership Agreement, OpCo will be obligated to make tax distributions to holders of its common units, including us, equal to 50% of the total federal taxable income allocated by OpCo to the limited partners, except to the extent such distributions would render OpCo insolvent or are otherwise prohibited by law or any of our current or future debt agreements. In addition to tax expenses, we will also incur expenses related to our operations, our interests in OpCo and related party agreements, and expenses and costs of being a public company, all of which could be significant. To the extent that we need funds and OpCo or its subsidiaries is restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

We may change our dividend policy at any time and there is no guarantee that we will pay dividends in the future.

Although we currently plan to pay out substantially all of our free cash flow in the form of a regular quarterly dividend, there is no guarantee or requirement that we pay dividends in the future. Our organizational documents, including the Second Amended & Restated Charter, only require our Board of Directors or us to make any dividends or distributions to the holders of Class A common stock in certain limited circumstances that are generally within the control of our Board of Directors. Our dividend policy may change at any time without notice to our stockholders. The declaration and amount of any future dividends to holders of our Class A common stock will be at the discretion of our Board of Directors in accordance with applicable law and after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements and other factors that our Board of Directors deems relevant. As a result, we cannot assure you that we will pay dividends at any rate or at all.

The Contributors own an amount of Class C common stock that provides them with effective control over us.

At the closing of the Business Combination, the Contributors received $400 million of cash and 40 million Opco common units (together with 40 million shares of Class C common stock). As a result, the Contributors hold approximately 47% of the voting power over us. This voting percentage may provide the Contributors with effective control over us. In addition, we have agreed to provide Blackstone with a right to nominate six out of 11 of the directors on our Board of Directors so long as Blackstone, together with its affiliates, holds at least 40% of the voting power over our common stock. Blackstone and the Contributors may exercise their control in a way that favors its respective interests to the detriment of the other stockholders of us.

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

The exercise price for our warrants is $11.34 per share of Class A common stock. Pursuant to the Contribution Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds 50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants. There is no guarantee that the public warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

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

We issued warrants to purchase 13,749,999 shares of Class A common stock as part of our IPO and concurrent with our IPO, we issued an aggregate of 7,500,000 private placement warrants to our Sponsor. Each warrant issued is exercisable to purchase one whole share of Class A common stock at $11.34 per whole share. Pursuant to the Contribution Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds 50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. After the Business Combination, our Sponsor owned approximately 8.0% of our Class A common stock. Pursuant to the terms of a letter agreement entered into at the time of the IPO, the founder shares (which converted into shares of Class A common stock at the closing of the Business Combination) held by our Sponsor became freely tradable one year after the closing of the Business Combination.

Additionally, the Contributors have the ability to redeem or exchange their common units for shares of Class A common stock on a one-to-one basis, provided that the ratio of the limited partner’s redeemed common units to the number of common units beneficially held by such limited partner remains equal to that of the Blackstone Funds. If the Contributors redeem or exchange all of their common units for shares of Class A common stock, and assuming no earn-out consideration is paid prior to such time and we do not otherwise issue shares of Class A common stock, the Contributors will own approximately 47% of our Class A common stock.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock could potentially decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Blackstone, Royal and the Contributors have significant influence over us.

Blackstone, Royal and the Contributors beneficially own common stock representing approximately 47% of our outstanding voting power. As long as our Sponsor and the Contributors own or control a significant percentage of our outstanding voting power, subject to the terms of the Shareholders’ Agreement, they will have the ability to influence certain corporate actions requiring stockholder approval. In certain circumstances, Royal and the Contributors may transfer their equity interests in us and/or OpCo without the consent of the public stockholders or our Board of Directors, and the transferee would have significant influence over us.

In addition, under the Shareholders’ Agreement, Blackstone is entitled to designate six directors for nomination by our Board of Directors for election as directors by our stockholders, representing a majority of our Board of Directors, and has certain other rights with respect to our Board of Directors composition, including consent rights with respect to individuals nominated by our Board of Directors for election as independent directors, and our governance.

Provisions in the Second A&R Charter may prevent or delay an acquisition of us, which could decrease the trading price of our common stock, or otherwise may make it more difficult for certain provisions of the Second A&R Charter to be amended.

The Second A&R Charter contains provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

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

The Second A&R Charter designates the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, any state or the federal court sitting in the State of Delaware with jurisdiction over the matter) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with directors, officers or employees of us and may discourage stockholders from bringing such claims. Alternatively, if a court were to find these provisions of the Second A&R Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

The 2017 tax law could adversely affect our business and financial condition.

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

The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, our operators will rely on independent third-party service providers to provide most of the services necessary to drill new wells. If they are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer. In addition, they may not have long-term contracts securing the use of their rigs, and the operator of those rigs may choose to cease providing services to them. Shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies, personnel, trucking services, frac crews, tubulars, fracking and completion services and production equipment could delay or restrict our operators’ exploration and development operations, which in turn could adversely affect our financial condition and results of operations.

Restrictions on our operators’ ability to obtain water may have an adverse effect on our financial condition and results of operations.

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. During the last several years, Texas has experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. If our operators are unable to obtain water to use in their operations from local sources, or our operators are unable to effectively utilize flowback water, they may be unable to economically drill for or produce oil and natural gas, which could have an adverse effect on our financial condition and results of operations.

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

The marketability of oil and natural gas production is dependent upon transportation and other facilities, certain of which neither we nor our operators’ control. If these facilities are unavailable, our operators’ operations could be interrupted and our financial condition and results of operations could be adversely affected.

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

Our executive offices are located at 510 Madison Avenue, 8th Floor, New York, NY 10022. We have additional leased office space in Philadelphia, PA and Houston, TX.  We believe that these facilities are adequate for our current operations.

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

We had approximately 20 registered stockholders of record of our Class A Common Stock as of March 6, 2020. This number does not include owners or stockholders who beneficially own our shares through a broker or other entity who may hold shares in “street name”.  There is no public market for our Class C Common Stock. As of March 6, 2020, we had 7 holders of record of our Class C Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to equity compensation plans under which shares of our common stock are authorized for issuance:

	(a)	(b)	(c)
	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Rights	Weighted Average Exercise Price Of Outstanding Stock Options and Rights	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders:
Long Term Incentive Plan (1)	1,893,717	-	6,381,060
Equity compensation plans not approved by stockholders:	-	-	-
Total	1,893,717	-	6,381,060
(1)

The Falcon Minerals Corporation 2018 Long-Term Incentive Plan (the “Plan”) was adopted by our Board of Directors and our stockholders in connection with the Closing of the Transactions.  The Plan contemplates the issuance or delivery of up to 8,600,000 shares of common stock to satisfy awards under the Plan.

Stockholder Performance Graph

The performance graph below compares the cumulative total returns of our Class A Common Stock over the period from July 21, 2017 through December 31, 2019 with the cumulative total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF (“XOP”).  XOP is a weighted composite of 69 oil and gas exploration and productions companies.  The cumulative total stockholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A Common Stock on July 21, 2017, and in the S&P 500 Index and XOP on the same date.  The results shown in the graph below are not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data for each of the last five years. The consolidated financial data presented as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited historical consolidated financial statements. Our financial statements have been prepared in accordance with GAAP. The following table should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report (in thousands, except operating data and per unit amounts).

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues:
Oil and gas sales	$68,463	$98,655	$95,972	$70,964	$106,492
Gain (loss) on hedging activities	-	(1,456)	1,791	(843)	-
Total revenue	68,463	97,199	97,763	70,121	106,492
Operating expenses:
Production and ad valorem taxes	4,262	5,143	5,242	4,531	6,352
Marketing and transportation	2,396	2,368	6,505	6,605	7,915
Amortization of royalty interests in oil and natural gas properties	12,737	16,962	33,837	35,840	45,676
General, administrative and other	11,912	9,544	8,213	6,114	11,685
Total operating expenses	31,307	34,017	53,797	53,090	71,628
Operating income	37,156	63,182	43,966	17,031	34,864
Other income (expense):
Gain on the sale of assets	-	41,382	31,441	-	-
Other income	165	46	34	823	436
Interest expense	(2,489)	(2,350)	(2,746)	(3,096)	(5,300)
Total other income (expense)	(2,324)	39,078	28,729	(2,273)	(4,864)
Income before income taxes	34,832	102,260	72,695	14,758	30,000
Provision for income taxes	3,918	3,292	-	-	-
Income from continuing operations	30,914	98,968	72,695	14,758	30,000
Income (loss) from discontinued operations	-	2,139	2,978	22	(462)
Net income	30,914	101,107	75,673	14,780	29,538
Net income attributable to non-controlling interests	(16,564)	(10,982)	(155)	(69)	(97)
Net income attributable to common shareholders/unitholders	$14,350	$90,125	$75,518	$14,711	$29,441

	Year Ended December 31,
	2019	2018	2017	2016	2015
Earnings per share:
Common shares, basic and diluted	$0.31	$0.20	N/A	N/A	N/A
Cash Dividends Declared Per Share:	$0.595	$0.295	N/A	N/A	N/A
Statement of Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$55,229	$77,886	$80,791	$51,279	$88,197
Investing activities	(23,353)	122,312	83,048	(5,260)	(8,100)
Financing activities	(36,650)	(203,378)	(161,390)	(76,225)	(76,563)
Other Financial Data:
Adjusted EBITDA (1)	$52,607	$80,190	$77,837	$53,625	$80,976
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,543	$7,317	$8,345	$5,536	$36,849
Total assets	290,205	291,235	352,718	435,897	498,374
Long-term debt (including current portion)	42,500	21,000	57,000	57,683	108,000
Total liabilities	45,179	21,521	63,561	62,023	115,758
Shareholder's equity / Partners' capital	245,026	269,714	289,157	373,874	382,616
Production Data
Oil (Bbls)	879,288	1,237,813	1,582,322	1,474,218	1,919,955
Natural gas (BOE)	598,019	686,279	760,982	690,613	892,977
Natural gas liquids (Bbls)	296,813	293,086	542,706	511,337	650,599
Combined volumes (BOE)	1,774,120	2,217,178	2,886,010	2,676,168	3,463,531
Average daily combined volume (BOE/d)	4,861	6,074	7,907	7,332	9,489
% Oil	50%	56%	55%	55%	55%

Average sales prices:
Oil (Bbls)	$59.85	$67.14	$50.54	$39.96	$46.12
Natural gas (Mcf)	$2.62	$3.10	$2.81	$2.19	$2.33
Natural gas liquids (Bbls)	$15.45	$25.62	$20.63	$12.04	$13.07
Combined per (BOE)	$37.54	$46.63	$35.67	$27.69	$31.19

Average Costs ($/BOE):
Production and ad valorem taxes	$2.40	$2.32	$1.82	$1.69	$1.83
Gathering and transportation expense	$1.35	$1.07	$2.25	$2.47	$2.29
General and administrative	$6.71	$4.30	$2.85	$2.28	$3.37
Interest expense, net	$1.40	$1.06	$0.95	$1.16	$1.53
Depletion	$7.18	$7.65	$11.72	$13.39	$13.19

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

Public Company Expenses

We incur direct, incremental G&A expense as a result of being a publicly traded company, including, but not limited to, cost associated with preparing annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, independent director compensation and other similar costs.  These direct, incremental G&A expenses related to being a public company are expected to increase in future periods, given the change in the Company’s capital structure upon the closing of the Transactions.

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

Recent Developments

None.

Factors Impacting the Comparability of Our Financial Results

Public Company Expenses.  We incur direct G&A expense as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, independent director compensation and other similar costs. These direct G&A expenses are not included in Royal’s historical financial results of operations prior to the Transactions.

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

Sources of Our Revenue

Our revenues were derived from royalty payments we received from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. As of December 31, 2019, our Royalties represented the right to receive an average of 1.32% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile, and at December 31, 2019, we did not hedge any of our exposure to changes in commodity prices. During the twelve months ended December 31, 2018, West Texas Intermediate posted prices that ranged from $49.98 to $70.76 per Bbl and the Henry Hub settlement price of natural gas ranged from $2.64 to $4.72 per MMBtu. During the twelve months ended December 31, 2019, the West Texas Intermediate posted prices that ranged from $51.55 to $63.87 per Bbl for crude oil and the Henry Hub settlement price of natural gas ranged from $2.14 to $3.64 per MMBtu for natural gas.

The following table presents the breakdown of our revenue for the following periods:

	Year Ended December 31,
	2019	2018	2017
Royalty Income:
Oil sales	77%	81%	77%
Natural gas sales	14%	12%	12%
Natural gas liquids sales	7%	7%	11%
Lease bonus	2%	0%	0%
Total	100%	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and natural gas liquids for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Oil (Bbls)	$59.85	$67.14	$50.54
Natural gas (Mcf)	$2.62	$3.10	$2.81
Natural gas liquids (Bbls)	$15.45	$25.62	$20.63

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

General and Administrative

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits (including stock-based compensation expenses), office expenses and fees for professional services.  Since the completion of the Transactions in August 2018, we incurred incremental G&A expenses relating to expenses associated with SEC reporting requirements, including annual and quarterly reports to shareholders, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our securities, independent auditor fees, legal expenses and investor relations expenses. These incremental G&A expenses are not reflected in the historical financial statements.

Historically these are costs incurred for overhead, including the allocation of a portion of the historical cost of management, operating and administrative services provided under a master services agreement (the “MSA”) between Royal and Riverbend Oil & Gas, L.L.C. (“Riverbend”), which owned a portion of Royal through an affiliate and whose employees historically managed Royal’s predecessor and Royal, audit and other fees for professional services and legal compliance. On the Closing Date, Royal assigned to the Company its rights and responsibilities under the existing MSA. Riverbend performed substantially the same services for the Company as those Riverbend performed for Royal prior to the Closing Date for the duration of the term of the MSA, which expired on December 10, 2018. The Company has assumed the day-to-day management of the Company since the expiration of the MSA with Riverbend.

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

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Year Ended December 31,
	2019	2018	2017
Revenues:
Oil and gas sales	$68,463	$98,655	$95,972
Gain (loss) on hedging activities	-	(1,456)	1,791
Total revenue	68,463	97,199	97,763
Operating expenses:
Production and ad valorem taxes	4,262	5,143	5,242
Marketing and transportation	2,396	2,368	6,505
Amortization of royalty interests in oil and natural gas properties	12,737	16,962	33,837
General, administrative and other	11,912	9,544	8,213
Total operating expenses	31,307	34,017	53,797
Operating income	37,156	63,182	43,966
Other income (expense):
Gain on the sale of assets	-	41,382	31,441
Other income	165	46	34
Interest expense	(2,489)	(2,350)	(2,746)
Total other income (expense)	(2,324)	39,078	28,729
Income before income taxes	34,832	102,260	72,695
Provision for income taxes	3,918	3,292	-
Income from continuing operations	30,914	98,968	72,695
Income (loss) from discontinued operations	-	2,139	2,978
Net income	30,914	101,107	75,673
Net income attributable to non-controlling interests	(16,564)	(10,982)	(155)
Net income attributable to common shareholders/unitholders	$14,350	$90,125	$75,518
Other Financial Data:
Adjusted EBITDA (1)	$52,607	$80,190	$77,837
(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “Overview of Our Results of Operations—Adjusted EBITDA” below.

	For the Year Ended
	December 31,
	2019	2018	2017
Production Data:
Oil (Bbls)	879,288	1,237,813	1,582,322
Natural gas (BOE)	598,019	686,279	760,982
Natural gas liquids (Bbls)	296,813	293,086	542,706
Combined volumes (BOE)	1,774,120	2,217,178	2,886,010
Average daily combined volume (BOE/d)	4,861	6,074	7,907
% Oil	50%	56%	55%

Average sales prices:
Oil (Bbls)	$59.85	$67.14	$50.54
Natural gas (Mcf)	$2.62	$3.10	$2.81
Natural gas liquids (Bbls)	$15.45	$25.62	$20.63
Combined per (BOE)	$37.54	$46.63	$35.67

Average Costs ($/BOE):
Production and ad valorem taxes	$2.40	$2.32	$1.82
Gathering and transportation expense	$1.35	$1.07	$2.25
General and administrative	$6.71	$4.30	$2.85
Interest expense, net	$1.40	$1.06	$0.95
Depletion	$7.18	$7.65	$11.72

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

Oil and Gas Revenues

Oil and gas revenues decreased $30.2 million, or 31%, to $68.5 million for the year ended December 31, 2019, from $98.7 million for the year ended December 31, 2018. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a decrease in realized oil and natural gas prices.  In March 2018, six wells on certain oil and gas properties located in the Eagle Ford shale, which the Company has a significant interest in, came on line and the subsequent natural decline in production after they came on line through December 31, 2019 was the main cause for the decrease in oil and natural gas production. The decrease in revenue was partially offset by a $1.5 million increase in lease bonus revenue in 2019.  We received an average price of $59.85 per Bbl of oil and $2.62 per Mcf of gas sold during the year ended December 31, 2019 compared to $67.14 per Bbl of oil and $3.10 per Mcf of gas sold during the year ended December 31, 2018.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.9 million, or 17%, to $4.3 million for the year ended December 31, 2019, from $5.1 million for the year ended December 31, 2018. The decrease in production and ad valorem taxes was attributable to the decrease in production.  As a percentage of oil and gas revenue, production and ad valorem taxes was 6% for the year ended December 31, 2019 compared to 5% for the year ended December 31, 2018.  The increase during the year ended December 31, 2019 was partially related to approximately $0.7 million increase in ad valorem taxes assessed on our properties compared to the prior year.

Marketing and Transportation Expense

Marketing and transportation expense decreased by less than $0.1 million or 1%, to $2.4 million for the year ended December 31, 2019, from $2.4 million for the year ended December 31, 2018. As a percentage of revenue, marketing and transportation expense was 3% during the year ended December 31, 2019 as compared to 2% for same period in the prior year.  Marketing and transportation expense as a percentage of revenue was lower during the year ended December 31, 2018 due to certain oil and gas interests that the Company owns in the Eagle Ford that contributed a significant amount of production but contractually are not charged for any marketing and transportation expenses.

Amortization of Royalty Interests in Oil and Natural Gas Properties Expense

Amortization of royalty interests in oil and natural gas properties expense decreased $4.2 million, or 25%, to $12.7 million for the year ended December 31, 2019, from $17.0 million for the year ended December 31, 2018. The decrease in amortization of royalty interests in oil and gas properties expense was attributable to a portion of our interests in certain oil and natural gas properties sold during Q1 2018 having had a higher amortization rate in addition to a decrease in production during the year ended December 31, 2019.

General, Administrative and Other Expense

General, administrative and other expense increased by $2.4 million, or 25%, to $11.9 million for the year ended December 31, 2019, from $9.5 million for the year ended December 31, 2018. The increase in general, administrative and other expense was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.  In addition, the Company incurred $2.5 million in non-cash stock-based compensation expense during 2019 in connection with the implementation of our long-term incentive plan.

Interest Expense

Interest expense increased by $0.1 million, or 6%, to $2.5 million for the year ended December 31, 2019, from $2.4 million for the year ended December 31, 2018.  The increase in interest expense was attributable to greater average outstanding borrowings partially offset by lower interest rates under our Credit Facility.

Income Taxes

Income tax expense increased to $3.9 million for the year ended December 31, 2019, compared to $3.3 million for the year ended December 31, 2018. The increase in income taxes was attributable to the Company only incurring income taxes for a portion of the prior year because the Transactions did not take place until August 23, 2018. Prior to the Transactions, Royal was treated as a partnership and was not subject to income taxes.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017:

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

	Year Ended December 31,
	2019	2018	2017
Net income	$30,914	$101,107	$75,673
Income attributable to discontinued operations	-	(2,139)	(2,978)
Interest expense, net	2,489	2,350	2,746
Depletion	12,737	16,962	33,837
Income taxes	3,918	3,292	-
Gain on the sale of assets	-	(41,382)	(31,441)
Share based compensation	2,549	-	-
Adjusted EBITDA	$52,607	$80,190	$77,837

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have historically been cash flows from operations and equity and debt financings, and our primary uses of cash are for dividends and for the acquisition of additional Royalties.  We intend to finance potential future acquisitions through a combination of cash on hand, borrowings under our Credit Facility and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather.

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

The following table presents cash distributions approved by the Board of Directors of our general partner for the periods presented.

Quarter Ended	Total Quarterly Dividend Per Share	Total Cash Dividends	Payment Date	Shareholders Record Date
December 31, 2019	$0.1350	$6,205	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,026	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171	February 28, 2019	February 21, 2019
September 30, 2018(1)	$0.0950	$4,356	November 15, 2018	November 8, 2018

(1)	Represents the initial pro rata distribution of our quarterly dividend for the period from August 23, 2018 through September 30, 2018.

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on our oil and natural gas reserves and other factors of $90.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. Effective November 8, 2019, in connection with the Company’s fall 2019 redetermination, the borrowing base decreased from $105.0 million to $90 million and, as of December 31, 2019, the Company had borrowings of $42.5 million under the Credit Facility at an interest rate of 4.05% and $47.5 million available for future borrowings under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of December 31, 2019, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

Prior to the Transactions, Royal had other credit facilities in place which were extinguished at the closing of the Transactions. For a full description of these credit facilities please see “Note 6 – Debt – Royal Credit Facilities.”

Cash Flows

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

A summary of the changes in cash flow data for the years ended December 31, 2019 and 2018 are set forth in the following table (in thousands, except percentages):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$55,229	$77,886	$(22,657)	-29%
Investing activities	(23,353)	122,312	(145,665)	-119%
Financing activities	(36,650)	(203,378)	166,728	-82%

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

The decrease in cash flow provided by operating activities for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily related to a 29% decrease in oil production, a 13% decrease in natural gas production coupled with a 11% decrease in realized oil prices and a 15% decrease in realized natural gas prices period over period partially offset by an increase in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

Cash Flow from Investing Activities. Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests. Cash used in investing activities for the year ended December 31, 2019 was $23.4 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash provided by investing activities for the year ended December 31, 2018 was $122.3 million and the majority was related to the sale of certain interests in our oil and natural gas properties in February 2018.

Cash Flow from Financing Activities. Cash used in financing activities for the year ended December 31, 2019 was $36.7 million, primarily related to dividends and distributions totaling $58.0 million partially offset by a net increase in borrowings under our Credit Facility of $21.5 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the period.   Cash used in financing activities for the year ended December 31, 2018 was $203.4 million, primarily related to dividends and distributions totaling $159.4 million and debt repayments of $44.0 million.

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

The decrease in cash flow provided by operating activities for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was attributable to an increase in net income of $25.4 million, non-cash charges of $2.2 million related to hedging activities and $2.3 million related to deferred income taxes offset by non-cash charges of $9.9 million associated with the increase in the gains on sale of assets and a decrease in depletion of $18.5 million attributable to the sale of certain assets that occurred in Q4 2017 and Q1 2018. In addition, the operating cash flows had a decrease in working capital of $3.3 million. The net changes in working capital were primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$42,500	$-	$-	$42,500	$-
Operating lease obligations	992	309	432	214	37
Total	$43,492	$309	$432	$42,714	$37

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will affect us, see “Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our accompanying consolidated financial statements for the fiscal year ended December 31, 2019.

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

Impairment of Royalty Interests in Oil and Natural Gas Properties

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. No such impairment expense was recorded for the years ended December 31, 2019 or 2018.

Revenue Recognition

Revenues from our Royalties represent the right to receive revenues from oil, natural gas and NGL sales obtained by the operator of the wells in which the Company owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the purchaser. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index. Royalty interest and revenue recognition related accounting policies are defined and described more fully in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing was primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. Historically, we have not entered into hedging arrangements to manage commodity price risks.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2018, we received approximately 39%, 22%, and 16% of our revenue from ConocoPhillips, EOG, and Devon, respectively. For the year ended December 31, 2019, we received approximately 33%, 29%, and 18% of our revenue from ConocoPhillips, EOG, and Devon, respectively. We do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of December 31, 2019, we had total borrowings under our Credit Facility of $42.5 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.3 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of the stockholders to be filed on or before April 29, 2020 and is incorporated herein by reference.

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

4.5	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-219025) filed on June 28, 2017).

4.6*	Description of Falcon Minerals Corporation registered securities

10.1†	Falcon Minerals Corporation 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on August 29, 2018).

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

10.8†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38158) filed on May 16, 2019).

10.9†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-228663) filed on December 4, 2018).

10.10†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 333-228663) filed on December 4, 2018).

10.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (File No. 333-228663) filed on December 4, 2018).

10.12	Master Management Services Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on August 29, 2018).

10.13†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38158) filed on May 16, 2019).

10.14†

Employment Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on April 25, 2019).

10.15†

Restricted Stock Award Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on April 25, 2019).

10.16†

Performance Stock Unit Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on April 25, 2019).

10.17†

Super Performance Stock Unit Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on April 25, 2019).

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

Date: March 13, 2020
	By:	FALCON MINERALS CORPORATION

	By:	/s/ Daniel C. Herz
Daniel C. Herz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel C. Herz Daniel C. Herz	Chief Executive Officer, President (Principal Executive Officer)	March 13, 2020

/s/ Bryan C. Gunderson Bryan C. Gunderson	Chief Financial Officer (Principal Financial Officer)	March 13, 2020

/s/ STEPHEN J. PILATZKE Stephen J. Pilatzke	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2020

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Chairman	March 13, 2020

/s/ Edward E. Cohen Edward E. Cohen	Director	March 13, 2020

/s/ Brian L. Frank Brian L. Frank	Director	March 13, 2020

/s/ Steven R. Jones Steven R. Jones	Director	March 13, 2020

/s/ William D. Anderson William D. Anderson	Director	March 13, 2020

/s/ Alan Hirshberg Alan Hirshberg	Director	March 13, 2020

/s/ Eric Liaw Eric Liaw	Director	March 13, 2020

/s/ Adam M. Jenkins Adam M. Jenkins	Director	March 13, 2020

/s/ Jonathan R. Hamilton Jonathan R. Hamilton	Director	March 13, 2020

FALCON MINERALS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Falcon Minerals Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Falcon Minerals Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and shareholder’s equity and partners’ capital for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed and defined in Note 1 and Note 4 to the financial statements, the Company completed the Transactions on August 23, 2018, which has been accounted for as a reverse recapitalization. Concurrent with the close of the Transactions, the Company's capital structure was adjusted and is now a corporation subject to U.S. federal income taxes.

/s/ Deloitte & Touche LLP

Houston, Texas

March 13, 2020

We have served as the Company's auditor since 2012.

FALCON MINERALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$2,543	$7,317
Account receivable	7,889	11,271
Prepaid expenses	1,182	1,524
Total current assets	11,614	20,112
Royalty interests in oil and natural gas properties, net of accumulated amortization of $130,342 and $117,605 respectively	219,192	209,168
Property and equipment, net of accumulated depreciation of $75 and $0	517	-
Deferred tax asset, net	56,352	58,773
Other assets	2,530	3,182
Total assets	$290,205	$291,235
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$2,206	$521
Credit facility	42,500	21,000
Other liabilities	473	-
Total liabilities	45,179	21,521
Commitments and contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 45,963,716 and 45,855,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of December 31, 2019 and 2018	4	4
Additional paid in capital	129,127	137,866
Non-controlling interests	115,890	127,029
Retained earnings	-	4,810
Total shareholders' equity	245,026	269,714
Total liabilities, shareholders' equity	$290,205	$291,235

The accompanying notes are an integral part of these consolidated financial statements.

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Oil and gas sales	$68,463	$98,655	$95,972
Gain (loss) on hedging activities	-	(1,456)	1,791
Total revenue	68,463	97,199	97,763
Operating expenses:
Production and ad valorem taxes	4,262	5,143	5,242
Marketing and transportation	2,396	2,368	6,505
Amortization of royalty interests in oil and natural gas properties	12,737	16,962	33,837
General, administrative and other	11,912	9,544	8,213
Total operating expenses	31,307	34,017	53,797
Operating income	37,156	63,182	43,966
Other income (expense):
Gain on the sale of assets	-	41,382	31,441
Other income	165	46	34
Interest expense	(2,489)	(2,350)	(2,746)
Total other income (expense)	(2,324)	39,078	28,729
Income before income taxes	34,832	102,260	72,695
Provision for income taxes	3,918	3,292	-
Income from continuing operations	30,914	98,968	72,695
Income from discontinued operations	-	2,139	2,978
Net income	30,914	101,107	75,673
Net income attributable to non-controlling interests	(16,564)	(10,982)	(155)
Net income attributable to common shareholders/unitholders	$14,350	$90,125	$75,518

Earnings per common share:
Common shares (basic and diluted)	$0.31	$0.20	N/A
Weighted average number of shares outstanding:
Common shares (basic and diluted)	45,893	45,855	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$30,914	$101,107	$75,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	-	(41,382)	(31,441)
Unrealized (gain) loss on hedging activities	-	1,151	(1,040)
Amortization of royalty interests in oil and natural gas properties	12,737	18,536	37,085
Accretion of asset retirement obligation	-	7	34
Amortization of debt issuance costs	643	457	95
Deferred rent	473	-
Depreciation of property and equipment	75	-
Share based compensation	2,548	-
Deferred income taxes	2,421	2,285	-
Cash paid to settle derivatives	-	(1,151)	-
Changes in operating assets and liabilities
Accounts receivable	3,383	1,882	(2,368)
Prepaid expenses	342	(278)	(1,069)
Other assets	10	(182)	-
Accounts payable and accrued expenses	1,683	(4,399)	3,311
Other liabilities	-	(147)	511
Net cash provided by operating activities	55,229	77,886	80,791
Cash flows from investing activities:
Additions to oil and natural gas properties	-	(523)	(3,518)
Decrease in advances to operators	-	-	225
Cash acquired in the Transactions	-	2,920	-
Proceeds from the sale of assets	-	121,130	86,341
Acquisition of oil and natural gas properties	(22,761)	(1,215)	-
Purchase of property and equipment	(592)	-	-
Net cash provided by (used in) investing activities	(23,353)	122,312	83,048
Cash flows from financing activities:
Distributions to partners	-	(143,788)	(160,390)
Distribution of subsidiaries	-	(7,125)	-
Contributions	-	(8)	-
Proceeds from long-term debt	39,000	-	-
Repayments of long-term debt	(17,500)	(44,000)	(1,000)
Deferred financing fees	-	-	-
Dividends paid	(30,293)	(4,356)	-
Distributions to non-controlling interests	(27,703)	(4,101)	-
Dividend equivalent rights paid	(154)	-	-
Net cash used in financing activities	(36,650)	(203,378)	(161,390)
Net increase (decrease) in cash and cash equivalents	(4,774)	(3,180)	2,449
Cash and cash equivalents, beginning of period	7,317	10,497	8,048
Cash and cash equivalents, end of period	$2,543	$7,317	$10,497
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,846	$1,834	$2,703
Cash paid for income taxes	1,260	1,350	-
Non-cash investing and financing activities:
Credit facility prior to the Transactions	-	38,000	-
Distribution of long-term debt to non-acquired entities prior to the Transactions	-	31,000	-
Deferred financing fees prior to the Transactions	-	3,214	-
Deferred tax asset related to the Transactions	-	60,603	-
Accounts payable related to capital expenditures	-	-	72

The accompanying notes are an integral part of these consolidated financial statements

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity
Balance at December 31, 2016	-	$-	-	$-	$-	$373,237	$637	$-	$373,874
Net income	-	-	-	-	-	75,518	155	-	75,673
Distributions to partners	-	-	-	-	-	(160,227)	(163)	-	(160,390)
Balance at December 31, 2017	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions to partners	-	-	-	-	-	(143,750)	(38)	-	(143,788)
Net income prior to Transactions	-	-	-	-	-	80,959	115	-	81,074
Recapitalization in connection with the Transactions	45,855	5	40,000	4	137,866	(225,737)	119,557	-	31,695
Net income post Transactions	-	-	-	-	-	-	10,867	9,166	20,033
Distributions to non-controlling interests	-	-	-	-	-	-	(4,101)	-	(4,101)
Dividends to shareholders ($0.095 per share)	-	-	-	-	-	-	-	(4,356)	(4,356)
Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866	$-	$127,029	$4,810	$269,714
Vested restricted stock grants	109	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,548	-	-	-	2,548
Dividend equivalent rights paid	-	-	-	-	(154)	-	-	-	(154)
Distributions to non-controlling interests	-	-	-	-	-	-	(27,703)	-	(27,703)
Dividends to shareholders ($0.66 per share)	-	-	-	-	(11,133)	-	-	(19,160)	(30,293)
Net income	-	-	-	-	-	-	16,564	14,350	30,914
Balance at December 31, 2019	45,964	$5	40,000	$4	$129,127	$-	$115,890	$-	$245,026

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of liquids-rich condensate region of the Eagle Ford Share in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 75,000 gross acres in Pennsylvania, Ohio and West Virginia that is prospective for Marcellus Shale.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of December 31, 2019 and 2018, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the years ended December 31, 2019 or 2018.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2019 and 2018.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $2.4 million and $3.0 million as of December 31, 2019 and 2018, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In February 2016, the FASB issued new guidance which amends various aspects of existing guidance for leases. The new guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the Company will have to recognize a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company plans to use a modified retrospective transition method to apply the new standard to leases that exist as of the adoption date of January 1, 2020. The Company did not early adopt.  Based on evaluations to-date, the new guidance will not have a material impact on the Company's consolidated financial statements and related disclosures as this guidance does not apply to leases to explore for or use minerals, oil, natural gas, and similar resources.

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

In June 2016, the FASB issued new guidance related to Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”). This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2018, the FASB issued a further update to ASU 2016-13. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather the leasing standard. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not believe the adoption of this standard will have an impact on its financial statements.

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

In December 2019, the FASB issued new guidance which amends certain aspects of accounting for income taxes. This amendment removes specific exceptions within existing GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. It also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. This amendment is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is continuing to evaluate the provisions of the amendment and has not determined the full impact on its consolidated financial statements and related disclosures.

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

Allocation of transaction price to remaining performance obligations

Oil, natural gas and NGLs sales

The Company has utilized the practical expedient in ASC 606 which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. As the Company has determined that each unit of product generally represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Company's estimates and the actual amounts received for oil and natural gas sales is recorded in the period that payment is received from the third-party. For the year ended December 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial.

Note 4 – Transactions

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

In addition to the above, pursuant to the Contribution Agreement, Royal is entitled to receive earn-out consideration to be paid in the form of OpCo Common Units (and a corresponding number of shares of Class C Common Stock) if the 30-day volume-weighted average price (“30-Day VWAP”) of the Class A Common Stock equals or exceeds certain hurdles set forth in the Contribution Agreement. Royal can potentially receive up to an additional 20.0 million OpCo Common Units as a part of the earn-out consideration. As of December 31, 2019, none of these hurdles have been met. Royal is also entitled to the earn-out consideration described above in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of the Company’s assets, if the consideration paid to holders of the Class A Common Stock in connection with such liquidity event is greater than any of the 30-Day VWAP hurdles.

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

Below are amounts attributed to the disposition of the RNR interests included in discontinued operations in the consolidated statements of operations (in thousands):

	December 31,
	2018	2017
Revenues:
Oil and gas sales	$5,401	$8,349

Expenses:
Production and ad valorem taxes	484	738
Lease operating expenses	510	674
Transportation and marketing	333	421
Depreciation, depletion and amortization	1,574	3,248
General, administrative and other	324	237
Total expenses	3,225	5,318
Operating income		3,031
Other income (expense):
Other income	2	-
Interest expense	(39)	(53)
Total other income (expense)	(37)	(53)
Net income	$2,139	$2,978

Below are the amounts attributed to the disposition of the RNR interests included in the consolidated cash flow statements (in thousands):

	December 31,
	2018	2017

Net cash provided by operating activities - discontinued operations	$4,488	$5,623
Net cash used in investing activities - discontinued operations	(523)	(3,293)

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	December 31,	December 31,
	2019	2018
Oil and natural gas interests:
Subject to depletion	$311,954	$307,438
Not subject to depletion	37,580	19,335
Gross oil and natural gas interests	349,534	326,773
Accumulated depletion and impairment	(130,342)	(117,605)
Oil and natural gas interests, net	$219,192	$209,168

In February 2018, Royal completed the sale of its interests in a portion of its oil and natural gas properties to an unaffiliated third-party for cash proceeds of $121.1 million. The sale resulted in a realized gain of $41.4 million.  For the years ended December 31, 2019 and 2018, the Company has recorded approximately $0 million and $41.4 million in realized gains related to the sale of its interests in a portion of its oil and natural gas properties.

Note 6—Debt

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility initially provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $90 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Agreement to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. As of December 31, 2019, the Company had borrowings of $42.5 million under the Credit Facility at an interest rate of 4.05% and $47.5 million available for future borrowings under the Credit Facility. The Company incurred $3.2 million in connection with the closing of the Credit Facility. These amounts have been recorded as a deferred asset and will be amortized over the term of the Credit Facility. Unamortized deferred issuance costs were $2.4 million as of December 31, 2019.

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

As of December 31, 2019, the Company was in compliance with such covenants.

Note 7—Shareholder’s Equity and Dividends

Shares Outstanding

Prior to the Transactions, Falcon was a special purpose acquisition company with no operations, formed as a vehicle to affect a business combination with one or more operating businesses. After the Closing of the Transactions, the Company became a holding company whose sole material operating asset consists of its interest in Royal through its interest in OpCo.

The following table summarizes the changes in outstanding stock and warrants during the year ended December 31, 2019.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2018	45,855,000	40,000,000	21,249,999
Restricted stock grant vesting	108,716	-	-
Shares outstanding at December 31, 2019	45,963,716	40,000,000	21,249,999

Preferred stock - At December 31, 2019, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock - At December 31, 2019, there were 45,963,716 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At December 31, 2019, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C common stock was issued to the Contributors in connection with the Transactions and are non-economic but entitled the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Public Warrants – In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”).  At December 31, 2019, there were 13,749,999 Public Warrants outstanding.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at the initial price of $11.50 per share. Pursuant to the Contribution Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $0.50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants.  For the quarters ending June 30, 2019 and September 30, 2019, the Company paid Extraordinary Dividends of $0.12 and $0.04, respectively.  Accordingly, the exercise price of the Company’s warrants was reduced to $11.38 after the Extraordinary Dividend paid for the quarter ended June 30, 2019 and was further reduced to $11.34 after the Extraordinary Dividend paid for the quarter ended September 30, 2019.  There was no additional changes to the exercise price during the three months ended December 31, 2019.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants –Upon closing of the Osprey initial public offering, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants).  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.34.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.  At December 31, 2019, there were 7,500,000 Private Placement Warrants outstanding.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 53% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the years ended December 31, 2019 and 2018, $27.7 million and $4.1 million, respectively, of distributions for each period have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per unit data):

Quarter Ended	Total Quarterly Dividend Per Share	Total Cash Dividends	Payment Date	Shareholders Record Date
December 31, 2019	$0.1350	$6,205	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,026	May 29, 2019	May 17, 2019
December 31, 2018	$0.2000	$9,171	February 28, 2019	February 21, 2019
September 30, 2018(1)	$0.0950	$4,356	November 15, 2018	November 8, 2018

(1)	Initial pro rata dividend, prorated for the period from August 23, 2018 to September 30, 2018.

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

Performance Stock Units

Under the Plan, the Falcon Board of Directors is authorized to issue performance stock units (“PSU”) to eligible employees and directors.  The Company estimates the fair value and the derived service period of the PSUs utilizing a lattice model since the vesting requirements are a market-based condition (indexed to the Falcon stock price).  The Company engaged a third-party consultant to calculate fair value and the derived service period of the grants at the time of issuance.  The fair value of the PSUs is then amortized over the longer of the service condition or the derived service period attributable to each grant.  All compensation cost for the PSUs will be recognized over the longer of the service condition or the derived service period, even if the market-condition is never satisfied as long as the award is not forfeited.  The PSUs that have been granted to date do not have any DERs included in the agreements.  PSUs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

The following table summarizes the activity in our unvested RSAs and PSUs for the year ended December 31, 2019:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2018	-		-
Granted	419,640	$8.14	1,413,334	$3.45
Vested	(110,598)	$8.27	-	$-
Forfeited	(25,125)	$7.97	-	$-
Unvested at December 31, 2019	283,917	$8.10	1,413,334	$3.45

For the year ended December 31, 2019, the Company incurred $2.5 million of share-based compensation which is included in general, administrative and other expenses in the accompanying consolidated statements of operations.  The Company did not have any restricted shares granted until 2019 and therefore the Company did not incur any related expenses in the prior year.  The unamortized estimated fair value of unvested RSAs and PSUs was $5.5 million at December 31, 2019.  These costs are expected to be recognized as expense over a weighted average period of 1.9 years. In addition, for the year ended December 31, 2019, the Company paid $0.2 million related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Year Ended December 31,
	2019	2018
Numerator:
Net income attributable to common stockholders - basic and diluted	$14,350	9,166
Less: Earnings allocated to participating securities	(115)	-
	$14,235	$9,166
Denominator:
Weighted average shares outstanding - basic and diluted	45,893	45,855

Net income per common share, basic and diluted	$0.31	$0.20

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	For the Year Ended December 31,
	2019	2018
Warrants	21,250	21,250
Class C common shares	40,000	40,000
Total	61,250	61,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of December 31, 2019.

Note 10—Income Taxes

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

For the years ended December 31, 2019 and 2018, the Company recorded an income tax expense of $3.9 million and $3.3 million, respectively. Royal was historically treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense reflected in Royal’s financial statements for any period prior to the Transactions on August 23, 2018.

As of December 31, 2019 and 2018, the Company had $56.4 million and $58.8 million, respectively, of net deferred tax assets. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At December 31, 2019 and 2018, the Company had recorded a prepayment of income taxes of $0.5 million and $0.8 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The components of the provision for income taxes for the years ended December 31, 2019 are as follows:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Current income tax provision:
Federal	$1,459	$995
State	38	12
Total current income tax provision	1,497	1,007
Deferred income tax provision:
Federal	2,399	2,264
State	22	21
Total deferred income tax provision	2,421	2,285
Total provision for income taxes	$3,918	$3,292

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Income tax expense at the federal statutory tax rate (21%)	$7,315	$21,475
Impact of net income attributable to the non-controlling interests	(3,478)	(2,306)
State taxes, net of federal benefit	47	-
Impact of net income attributable to pre-business combination period	-	(16,576)
Impact of pre-business combination tax adjustment	-	824
Other, net	34	(125)
Provision for (benefit from) income taxes	$3,918	$3,292

The components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Difference in carrying value and tax basis in oil and gas assets	$56,057	$59,208
Share-based compensation	394	-
Prior period income tax benefit/(liability)	-	(370)
Total deferred tax assets	56,451	58,838
Valuation allowance	-	-
Net deferred tax assets	56,451	58,838
Deferred tax liabilities:
Prepaid Expenses	99	65
Net deferred tax assets	$56,352	$58,773

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

Atlas Energy Group, LLC

Atlas Energy Group, LLC, which Company officers and directors Edward Cohen and Jonathan Cohen are also directors and officers of, and its affiliates provide the Company with advisory services in connection with potential business opportunities and prospective targets. For the years ended December 31, 2019 and 2018, the Company paid less than $0.1 million for each period in expenses in connection with such services. In October 2018, Daniel Herz resigned from any and all director and officer positions within Atlas Energy Group, LLC and its affiliates.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officers and directors Edward Cohen, Jonathan Cohen and Jeffrey Brotman are also directors and officers of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the years ended December 31, 2019 and 2018, the Company received $0.3 million and less than $0.1 million, respectively.

Royal Resources L.P.

Royal Resources L.P. (“Royal”), which owns 35.2 million shares of the Class C Common Stock of the Company, as well as, 35.2 million units of OpCo, has entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the years ended December 31, 2019 and 2018, the Company received $0.6 million and less than $0.1 million under this agreement.

Note 12—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues
	For the Year Ended
	December 31,
	2019	2018	2017
Conoco Phillips	33%	39%	15%
EOG	29%	22%	18%
Devon	18%	16%	30%
BP	3%	5%	20%
Total	83%	82%	83%

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

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of December 31, 2019 are presented below (in thousands):

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$42,500	$-	$-	$-	$42,500	$-	$-
Operating lease obligations	992	309	311	121	106	108	37
Total	$43,492	$309	$311	$121	$42,606	$108	$37

Note 14—Subsequent Events

Cash Dividends

In February 2020, the Company declared a quarterly cash dividend of $0.135 per share of Class A Common Stock totaling approximately $6.2 million for all shares of Class A Common Stock outstanding. The dividend is for the period from October 1, 2019 through December 31, 2019. The dividend was payable on March 9, 2020 to all Class A shareholders of record on February 25, 2020.

OpCo Distribution

In March 2020, OpCo made distributions totaling $11.6 million to its unitholders. Of the $11.6 million distributed by OpCo, the Company received $6.2 million.

Note 15 – Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Revenues	$21,258	$18,246	$15,908	$13,051
Operating income	$13,331	$10,776	$8,081	$4,968
Net income attributable to common shareholders	$5,382	$3,756	$2,884	$2,328
Net income per share:
Common shares, basic and diluted	$0.12	$0.08	$0.06	$0.05
Weighted average number of shares outstanding:
Common shares, basic and diluted	45,856	45,858	45,899	45,956

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2018:
Revenues	$20,303	$26,313	$24,282		$26,301
Operating income	$12,230	$16,299	$16,837		$17,816
Net income attributable to common shareholders/unitholders	$53,866	$16,956	$12,667		$6,636
Net income per share:
Common shares, basic and diluted (2)	N/A	N/A	$0.06	(1)	$0.14
Weighted average number of shares outstanding:
Common shares, basic and diluted (2)	N/A	N/A	45,855		45,855

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

Note 16 – Supplemental Information on Oil and Natural Gas Operations (Unaudited)

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	As of December 31,
	2019	2018
	(in thousands)
Proved royalty interest	$311,954	$307,438
Unproved royalty interests	37,580	19,335
Accumulated amortization	(130,342)	(117,605)
Net royalty interests in oil and natural gas properties	$219,192	$209,168

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisitions, exploration and development activities are as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Acquisition costs:
Proved properties	$4,011	$207	$-
Unproved properties	18,750	1,008	-
Total	$22,761	$1,215	$-

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

	December 31,
	2019	2018	2017
	(in thousands)
Royalty income	$68,463	$98,655	$95,972
Production and ad valorem taxes	(4,262)	(5,143)	(5,242)
Marketing and transportation	(2,396)	(2,368)	(6,505)
Depletion	(12,737)	(16,962)	(33,837)
Income tax expense	(3,918)	(3,292)	-
Results of operations from oil, natural gas and natural gas liquids	$45,150	$70,890	$50,388

Oil and Natural Gas Reserves

Proved oil and gas reserve estimates as of December 31, 2019, 2018 and 2017 were prepared by Ryder Scott Company, L.P. independent petroleum engineers.  Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

The changes in estimated proved reserves are as follows:

	Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)

Proved Developed and Undeveloped Reserves:
As of December 31, 2016	12,902	33,235	3,566	22,007
Extensions and discoveries	1,581	5,194	431	2,878
Revisions of previous estimates	6,227	28,574	1,428	12,417
Divestiture of reserves	(1,228)	(3,767)	(582)	(2,438)
Production	(1,406)	(4,446)	(525)	(2,672)
As of December 31, 2017	18,076	58,790	4,318	32,192
Purchase of reserves in place	23	83	13	50
Extensions and discoveries	-	-	-	-
Revisions of previous estimates	421	7,514	86	1,759
Divestiture of reserves	(2,150)	(6,155)	(969)	(4,145)
Production	(1,158)	(4,047)	(285)	(2,117)
As of December 31, 2018	15,212	56,185	3,163	27,740
Purchase of reserves in place	32	70	12	56
Extensions and discoveries	215	553	71	378
Revisions of previous estimates	(1,984)	(6,950)	(230)	(3,373)
Production	(879)	(3,588)	(297)	(1,774)
As of December 31, 2019	12,596	46,270	2,719	23,027

Proved Developed Reserves
December 31, 2017	5,344	20,043	1,705	10,390
December 31, 2018	3,857	18,700	1,293	8,267
December 31, 2019	3,900	18,016	1,230	8,133

Proved Undeveloped Reserves:
December 31, 2017	12,732	38,747	2,613	21,803
December 31, 2018	11,355	37,485	1,870	19,473
December 31, 2019	8,696	28,254	1,489	14,894

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2019, the Company’s negative revisions of previous estimates of 3,373 MBoe resulted primarily from reducing the existing PUD locations by 314 wells due to a change in development timing and lower commodity prices.  The purchase of reserves in place of 56 MBoe were due to multiple acquisitions located within the Eagle Ford Shale.

During the year ended December 31, 2018, the Company’s positive revisions of previous estimates of 1,759 MBoe resulted primarily from the drilling of 92 new wells and from 225 new proved undeveloped locations added. The purchase of reserves in place of 50 MBoe were due to multiple acquisitions primarily located in Karnes county within the Eagle Ford Shale.

During the year ended December 31, 2017, the Company’s extensions and discoveries of 2,878 MBoe resulted primarily from the drilling of 93 new wells and from 85 new proved undeveloped locations added. The Company’s positive revisions of previous estimated quantities of 12,417 MBoe were primarily due to development timing and higher product pricing.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
	(in thousands)
Future cash inflows	$882,076	$1,265,153	$1,158,687
Future production costs	(70,956)	(98,672)	(116,121)
Future income tax expense	(48,040)	(87,803)	-
Future net cash flows	763,080	1,078,678	1,042,566
10% discount to reflect timing of cash flows	(304,730)	(469,808)	(446,987)
Standardized measure of discounted cash flows	$458,350	$608,870	$595,579

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows:

	December 31,
	2019	2018	2017
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$55.69	$65.56	$51.34
Natural gas (per Mcf)	$2.58	$3.10	$2.98
Natural gas liquids (per Bbl)	$13.37	$25.57	$19.51

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$608,870	$595,579	$326,399
Purchase of minerals in place	1,256	1,092	-
Sales of oil and natural gas, net of production costs	(59,949)	(91,180)	(84,225)
Extensions and discoveries	9,711	-	53,076
Net changes in prices and production costs	(91,386)	165,659	68,978
Revisions of previous quantity estimates	(92,479)	41,728	260,567
Divestiture of reserves	-	(73,755)	(42,821)
Net changes in income taxes	20,613	(49,758)	-
Accretion of discount	65,863	59,558	32,640
Net changes in timing of production and other	(4,149)	(40,053)	(19,035)
Standardized measure of discounted future net cash flows at the end of the period	$458,350	$608,870	$595,579