Form 10-Q
period 2020-03-31
Falcon Minerals Corp
filed 2020-05-11
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 45,993,349 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$2,189	$2,543
Account receivable	5,846	7,889
Prepaid expenses	1,096	1,182
Total current assets	9,131	11,614
Royalty interests in oil and natural gas properties, net of accumulated amortization of $134,016 and $130,342 respectively	217,619	219,192
Property and equipment, net	505	517
Deferred tax asset, net	55,908	56,352
Other assets	3,798	2,530
Total assets	$286,961	$290,205
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,107	$2,206
Other current liabilities	590	-
Total current liabilities	1,697	2,206
Credit facility	45,250	42,500
Other non-current liabilities	1,290	473
Total liabilities	48,237	45,179
Commitments and contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 45,987,806 and 45,963,716 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of March 31, 2020 and December 31, 2019	4	4
Additional paid in capital	125,921	129,127
Non-controlling interests	112,794	115,890
Retained earnings	-	-
Total shareholders' equity	238,724	245,026
Total liabilities and shareholders' equity	$286,961	$290,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Oil and gas sales	$13,600	$21,258
Operating expenses:
Production and ad valorem taxes	854	1,128
Marketing and transportation	397	784
Amortization of royalty interests in oil and natural gas properties	3,674	3,511
General, administrative, and other	3,073	2,504
Total operating expenses	7,998	7,927
Operating income	5,602	13,331
Other income (expense):
Other income	31	31
Interest expense	(680)	(654)
Total other income (expense)	(649)	(623)
Income before income taxes	4,953	12,708
Provision for income taxes	444	1,405
Net income	4,509	11,303
Net income attributable to non-controlling interests	(2,304)	(5,921)
Net income attributable to common shareholders	$2,205	$5,382
Earnings per common share:
Common shares (basic and diluted)	$0.05	$0.12
Weighted average number of shares outstanding:
Common shares (basic and diluted)	45,967	45,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2020	2019
Cash flow from operating activities:
Net income	$4,509	$11,303
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty interests in oil and natural gas properties	3,674	3,511
Depreciation of property and equipment	26	-
Amortization of debt issuance costs	161	161
Amortization of right-of-use assets	117	-
Stock-based compensation	724	99
Deferred income taxes	444	966
Changes in operating assets and liabilities
Accounts receivable	2,041	(1,393)
Prepaid expenses	86	170
Accounts payable and accrued expenses	(985)	680
Other liabilities	(139)	429
Net cash provided by operating activities	10,658	15,926
Cash flows from investing activities:
Purchase of property and equipment	(14)	(205)
Acquisition of oil and natural gas properties	(2,101)	(9,705)
Net cash provided by (used in) investing activities	(2,115)	(9,910)
Cash flows from financing activities:
Proceeds from credit facility	10,000	14,000
Repayments of long-term debt	(7,250)	(6,500)
Dividends paid	(6,205)	(9,171)
Distributions to non-controlling interests	(5,400)	(8,559)
Distribution equivalent rights paid	(42)	(15)
Net cash used in financing activities	(8,897)	(10,245)
Net increase (decrease) in cash and cash equivalents	(354)	(4,229)
Cash and cash equivalents, beginning of period	2,543	7,317
Cash and cash equivalents, end of period	$2,189	$3,088
Supplemental disclosure of cash flow information:
Cash paid for interest	$519	$493
Non-cash investing and financing activities:
Accounts payable related to property and equipment	$-	$337
Right-of-use assets obtained in exchange for operating leases	$1,547	$-
Deferred rent	$-	$381
Accrued bonus paid in stock	$113	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non- controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866	$127,029	$4,810	$269,714
Vested restricted stock grants	4	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	99	-	-	99
Distribution equivalent rights paid	-	-	-	-	(15)	-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-	(8,559)	-	(8,559)
Dividends to shareholders ($0.20 per share)	-	-	-	-	-	-	(9,171)	(9,171)
Net income	-	-	-	-	-	5,921	5,382	11,303
Balance at March 31, 2019	45,859	$5	40,000	$4	$137,950	$124,391	$1,021	$263,371

Balance at December 31, 2019	45,964	$5	40,000	$4	$129,127	$115,890	$-	$245,026
Vested restricted stock grants	24	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	836	-	-	836
Distribution equivalent rights paid	-	-	-	-	(42)	-	-	(42)
Distributions to non-controlling interests	-	-	-	-	-	(5,400)	-	(5,400)
Dividends to shareholders ($0.135 per share)	-	-	-	-	(4,000)	-	(2,205)	(6,205)
Net income	-	-	-	-	-	2,304	2,205	4,509
Balance at March 31, 2020	45,988	5	40,000	4	125,921	112,794	-	238,724

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of liquids-rich condensate region of the Eagle Ford Share in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 75,000 gross unit acres in Pennsylvania, Ohio and West Virginia that is prospective for Marcellus Shale.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. All intercompany balances and transactions are eliminated in consolidation.

The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form10-K that the Company filed with the SEC on March 13, 2020.

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, the Company’s management determined that a portion of the dividends to shareholders had been improperly deducted from Additional Paid In Capital (“APIC”) rather than deducted from Retained Earnings until Retained Earnings had been exhausted.  As a result, in the Condensed Consolidated Statements of Shareholders’ Equity, the dividends to shareholders have been correctly classified reducing Retained Earnings rather than APIC, and the total balances of Retained Earnings and APIC have been corrected at March 31, 2019 as follows:

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of March 31, 2020 and December 31, 2019, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the three months ended March 31, 2020 or 2019.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three months ended March 31, 2020 and 2019.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $2.2 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Share-Based Compensation

Share-based compensation awards are measured at fair value on the date of grant and are expensed, net of any actual forfeitures, over the required service period.  See “Note 7—Share-Based Compensation” for additional information.

Segment Reporting

The Company derives revenue from Royalties in oil and natural gas properties in North America. The Company operates in a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer has been determined to be the CODM and allocates resources and assesses performance based upon financial information at the consolidated level.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends various aspects of existing guidance for leases. The new guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the Company will have to recognize a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the modified retrospective approach upon adoption of the new guidance on the effective date of January 1, 2020.  Please see “Note 3—Impact of ASC 842 Adoption” for further details related to the Company’s adoption of this standard.

In June 2016, the FASB issued new guidance related to Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”). This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2018, the FASB issued a further update to ASU 2016-13. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather the leasing standard. This update is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Note 3—Impact of ASC 842 Adoption

On January 1, 2020, the Company adopted ASU 2016-02, Leases (“ASC 842”) using the modified retrospective method.  The Company elected the package of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of this standard.

The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2020.  ROU assets represent less than 1% of the Company’s total assets and lease liabilities represent less than 5% of the Company’s total liabilities as of March 31, 2020 and were not considered material to the Company.  The Company did not recognize a material cumulative adjustment to the consolidated statement of shareholders’ equity and did not have any material changes in the timing of expense recognition or the Company’s accounting policies.  The standard had no impact on the Company’s debt covenant compliance under existing agreements.

This ASU requires the Company to identify its contractual arrangements that contain leases at the inception of such arrangements.  Specifically, the Company considered whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.  The Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through February 2025. The Company’s ROU assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.  ROU operating assets and operating lease liabilities are included in the accompanying unaudited consolidated balance sheet as of March 31, 2020.

ROU assets are recognized at commencement date and consist of the present value of the remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives.  Operating lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term.  The Company uses the implicit rate, when readily determinable, or its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of March 31, 2020 the weighted average remaining lease term is 3.9 years and the weighted average discount rate is 4.19%.

As of March 31, 2020, the Company has ROU assets of $1.4 million recorded as Other Assets, $0.6 million of corresponding obligations recorded as Other Current Liabilities and $1.3 million of corresponding obligations recorded as Other Liabilities on the Company’s Condensed Consolidated Balance Sheet.  Total operating lease costs were $0.1 million in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2020.

As of March 31, 2020, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Lease obligations	1,399	296	400	211	196	200	96
Total	$1,399	$296	$400	$211	$196	$200	$96

Note 4—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Oil and natural gas interests:
Subjection to depletion	$313,507	$311,954
Not subjection to depletion	38,128	37,580
Gross oil and natural gas interests	351,635	349,534
Accumulated depletion and impairment	(134,016)	(130,342)
Oil and natural gas interests, net	$217,619	$219,192

Note 5—Debt

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $90.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. As of March 31, 2020, the Company had borrowings of $45.3 million under the Credit Facility at an interest rate of 3.49% and $44.8 million available for future borrowings under the Credit Facility. The Company incurred $3.2 million of expenses in connection with the closing of the Credit Facility. These amounts are being amortized over the term of the Credit Facility. Unamortized deferred issuance costs were $2.2 million as of March 31, 2020.

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

As of March 31, 2020, the Company was in compliance with such covenants.

Note 6—Shareholders’ Equity and Dividends

Shares Outstanding

The Company is a holding company whose sole material operating asset consists of its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through March 31, 2020.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2019	45,963,716	40,000,000	21,249,999
Restricted stock grant vesting	24,090	-	-
Shares outstanding at March 31, 2020	45,987,806	40,000,000	21,249,999

Preferred Stock – At March 31, 2020, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At March 31, 2020, there were 45,987,806 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At March 31, 2020, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Public Warrants – In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”). At March 31, 2020, there were 13,749,999 Public Warrants outstanding.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.  Pursuant to the Contribution Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $0.50, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants.  For the quarters ending June 30, 2019 and September 30, 2019, the Company paid Extraordinary Dividends of $0.12 and $0.04, respectively.  Accordingly, the exercise price of the Company’s warrants was reduced to $11.38 after the Extraordinary Dividend paid for the quarter ended June 30, 2019 and was further reduced to $11.34 after the Extraordinary Dividend paid for the quarter ended September 30, 2019.  There were no additional changes to the exercise price during the three months ended March 31, 2020.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Company’s initial public offering, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.34.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.  At March 31, 2020, there were 7,500,000 Private Placement Warrants outstanding.

In connection with the Transactions, the Company issued 40,000,000 OpCo Common Units to the Contributors. The OpCo Common Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of OpCo Common Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be cancelled.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 53% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the three months ended March 31, 2020 and 2019, $5.4 million and $8.6 million, respectively, of distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020
December 31, 2019	$0.1350	$6,205,102	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203,347	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879,245	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,025,786	May 29, 2019	May 17, 2019

Note 7—Share-Based Compensation

The Falcon Board of Directors has adopted the Falcon Minerals Corporation 2018 Long-Term Incentive Plan (the “Plan”). An aggregate of 8.6 million shares of Class A Common Stock are available for issuance under the Plan.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  Common shares that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.  Distribution equivalent rights (“DER”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A common share.  The Plan is administered by the Falcon Board of Directors or a committee thereof.

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

The following table summarizes the activity in our unvested RSAs and PSUs for the three months ended March 31, 2020:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2019	283,917	$8.10	1,413,334	$3.45
Granted	258,730	$2.47	751,286	$0.64
Vested	(24,090)	$4.67	-	$-
Forfeited	-	$-	-	$-
Unvested at March 31, 2020	518,557	$5.45	2,164,620	$2.48

For the three months ended March 31, 2020 and 2019, the Company incurred $0.7 million and $0.1 million, respectively, of share-based compensation which is included in general, administrative and other expenses in the accompanying consolidated statements of operations.  The unamortized estimated fair value of unvested RSAs and PSUs was $5.9 million at March 31, 2020.  These costs are expected to be recognized as expense over a weighted average period of 1.9 years. In addition, for the three months ended March 31, 2020 and 2019, the Company paid less than $0.1 million and less than $0.1 million, respectively, related to DERs of RSA holders.

Note 8—Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income attributable to common stockholders - basic and diluted	$2,205	$5,382
Less: Earnings allocated to participating securities	(9)	(24)
	$2,196	$5,358

Denominator:
Weighted average shares outstanding - basic and diluted	45,967	45,856

Net income per common share, basic and diluted	$0.05	$0.12

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Warrants	21,250	21,250
Class C common shares	40,000	40,000
Total	61,250	61,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of March 31, 2020.

Note 9—Income Taxes

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

For the three months ended March 31, 2020 and 2019, the Company recorded an income tax expense of $0.4 million and $1.4 million, respectively.

As of March 31, 2020, the Company had $55.9 million of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At March 31, 2020 and December 31, 2019, the Company had recorded a prepayment of income taxes of $0.6 million and $0.4 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 10—Related Party Transactions

Founder Shares

In June 2016, the Company issued an aggregate of 125,000 shares of Class B Common Stock to Osprey Sponsor, LLC (the “Sponsor”) for an aggregate purchase price of $25,000 (the “Founder Shares”). In March 2017, the Company effectuated a 57.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares automatically converted into Class A Common Stock upon the consummation of the Transactions on a one-for-one basis. Due to the underwriter’s election not to exercise the remaining portion of the over-allotment option related to the Company’s initial public offering, 312,500 Founder Shares were forfeited resulting in an aggregate of 6,875,000 Founder Shares held by the Sponsor prior to the Transactions.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officers and directors Edward Cohen, Jonathan Cohen and Jeffrey Brotman are also directors and officers of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three months ended March 31, 2020 and 2019, the Company was reimbursed $0.1 million and less than $0.1 million, respectively, under this agreement.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three months ended March 31, 2020 and 2019, the Company received $0.7 million and $0.4 million, respectively, under this agreement.

Note 11—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues
	Three Months Ended
	March 31,
	2020	2019
ConocoPhillips	41%	39%
EOG Resources	20%	22%
Devon	16%	16%
Total	77%	77%

Note 12—Commitments and Contingencies

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

Note 13—Subsequent Events

Cash Dividends

In May 2020, the Company declared a quarterly cash dividend of $0.025 per share of Class A Common Stock totaling approximately $1.1 million for all shares of Class A Common Stock outstanding. The dividend is for the period from January 1, 2020 through March 31, 2020.  The dividend is payable on June 8, 2020 to all Class A shareholders of record on May 25, 2020.

OpCo Distribution

In May 2020, OpCo declared distributions totaling $2.1 million to its unitholders, of which $1.1 million was distributed to the Company.

Credit Facility Redetermination

Effective May 1, 2020, in connection with the Company’s spring redetermination, the borrowing base decreased from $90 million to $70 million.   The borrowing base decrease would decrease the amount available for future borrowings to $24.8 million, based upon the borrowings under the Credit Facility as of March 31, 2020.  The Company has repaid an additional $2.5 million during the period of March 31, 2020 through the date of issuance of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to execute our business strategies;
•	changes in general economic conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy;
•	the actions of the Organization of Petroleum Exporting Countries (OPEC) and other significant producers and governments;
•	the volatility of realized oil and natural gas prices;
•	the level of production on our properties;
•	regional supply and demand factors, delays or interruptions of production;
•	our ability to replace our oil and natural gas reserves;
•	our ability to identify, complete and integrate acquisitions of properties or businesses;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of our operators to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we invest;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on the use of water;
•	the availability of transportation facilities;
•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;
•	future operating results;
•	exploration and development drilling prospects, inventories, projects and programs;
•	operating hazards faced by our operators; and
•	the ability of our operators to keep pace with technological advancements.

For additional information regarding known material factors that could affect our operating results and performance, please read the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 13, 2020. Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, actual results and plans could different materially from those expressed in any forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this Quarterly Report on Form 10-Q to “Falcon,” the “Company,” “we,” “our,” “us” or similar terms refer to Falcon Minerals Corporation and its subsidiaries.

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited financial statements and accompanying notes included herein and “Selected Financial Data,” and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 13, 2020. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K filed with the SEC on March 13, 2020.

Overview

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

Recent Developments

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. To protect the health and well-being of our workforce in the wake of COVID-19, we have implemented remote work arrangements for all employees. We do not expect these arrangements to impact our ability to maintain operations.

The impact of the COVID-19 pandemic and geopolitical events that increased the supply of low-priced oil have also negatively affected the oil and natural gas business environment, significantly reducing prices of oil, natural gas, and NGLs. Our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment may cause some of our operators' wells to become uneconomic, which may result in the future, in suspension of production from those wells or a significant reduction in or no royalty revenues from existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. Because these events have happened so recently, and no operator has, to our knowledge claimed force majeure, we have not been able to quantify their impact on our future revenues.

In a prolonged period of low commodity prices, we may be required to impair certain oil and gas producing properties and the borrowing base under our Credit Facility could be further reduced. In light of the challenging business environment and uncertainty caused by the pandemic, the Company’s Board of Directors also approved a reduction in the quarterly dividend that reflects a decrease in the payout ratio as compared to previous quarters.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of March 31, 2020, our Royalties represented the right to receive an average of 1.31% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile, and at March 31, 2020 and December 31, 2019, we did not hedge any of our exposure to changes in commodity prices. During the year ended December 31, 2019, West Texas Intermediate posted prices that ranged from $51.55 to $63.87 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.14 to $3.64 per MMBtu. During the three months ended March 31, 2020, the West Texas Intermediate posted prices for crude oil ranged from $30.44 to $57.86 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $1.82 to $2.16 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended
	March 31,
	2020	2019
Royalty Income:
Oil sales	81%	78%
Natural gas sales	12%	16%
Natural gas liquids sales	7%	6%
Total	100%	100%

Commodity prices are inherently volatile, and changes in such prices have historically had an impact on our revenue. The following table sets forth the average realized prices for oil, natural gas and NGLs for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Oil (Bbls)	$43.10	$59.46
Natural gas (Mcf)	$1.94	$3.29
Natural gas liquids (Bbls)	$14.05	$18.23

The COVID-19 pandemic and related economic repercussions have resulted in a significant reduction in demand for and prices of oil, natural gas and NGLs. The effect of this was amplified late in the first quarter of 2020 when the Organization of Petroleum Exporting Countries and its broader partners ("OPEC+") were unable to reach an agreement on production levels for oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. In addition, concerns over the saturation of storage capacity for oil has further depressed prices. We expect these market conditions to result in a decline in drilling activity as operators revise their capital budgets downward and adjust their operations, including shutting in currently producing wells, in response to lower commodity prices. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist.

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

General and Administrative

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits (including stock-based compensation expenses), office expenses and fees for professional services.  In addition, we incur incremental G&A expenses relating to be a publicly traded company, including but not limited to, expenses associated with SEC reporting requirements, including annual and quarterly reports to shareholders, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our securities, independent auditor fees, legal expenses and investor relations expenses.

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Oil and gas sales	$13,600	$21,258
Expenses:
Production and ad valorem taxes	854	1,128
Marketing and transportation	397	784
Amortization of royalty interests in oil and natural gas properties	3,674	3,511
General, administrative and other	3,073	2,504
Total operating expenses	7,998	7,927
Operating income	5,602	13,331
Other income (expense):
Other income	31	31
Interest expense	(680)	(654)
Total other income (expense)	(649)	(623)
Income before income taxes	4,953	12,708
Provision for income taxes	444	1,405
Net income	4,509	11,303
Net income attributable to non-controlling interests	(2,304)	(5,921)
Net income attributable to common shareholders	$2,205	$5,382
Other Financial Data:
Adjusted EBITDA (1)	$10,057	$16,890

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended
	March 31,
	2020	2019
Production Data:
Oil (Bbls)	253,528	274,978
Natural gas (BOE)	144,835	172,687
Natural gas liquids (Bbls)	70,474	72,891
Combined volumes (BOE)	468,837	520,556
Average daily combined volume (BOE/d)	5,152	5,784
% Oil	54%	53%

Average sales prices:
Oil (Bbls)	$43.10	$59.46
Natural gas (Mcf)	$1.94	$3.29
Natural gas liquids (Bbls)	$14.05	$18.23
Combined per (BOE)	$28.70	$39.63

Average Costs ($/BOE):
Production and ad valorem taxes	$1.82	$2.17
Marketing and transportation expense	$0.85	$1.51
General and administrative	$6.55	$4.81
Interest expense, net	$1.45	$1.26
Depletion	$7.84	$6.74

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

Oil and Gas Revenues

Oil and gas revenues decreased $7.7 million, or 36%, to $13.6 million for the three months ended March 31, 2020, from $21.3 million for the three months ended March 31, 2019. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a significant decline in realized oil and natural gas prices. We received an average price of $43.10 per Bbl of oil and $1.94 per Mcf of gas sold in the three months ended March 31, 2020 compared to $59.46 per Bbl of oil and $3.29 per Mcf of gas sold during the three months ended March 31, 2019.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.3 million, or 24%, to $0.9 million for the three months ended March 31, 2020, from $1.1 million for the three months ended March 31, 2019. The decrease in production and ad valorem taxes was attributable to the decrease in oil and natural gas production partially offset by an increase in ad valorem taxes.  As a percentage of revenue, production and ad valorem taxes were 6% and 5%, respectively, for the three months ended March 31, 2020 and 2019.

Marketing and Transportation Expense

Marketing and transportation expense decreased $0.4 million, or 49%, to $0.4 million for the three months ended March 31, 2020, from $0.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, as a percentage of revenue, marketing and transportation expense was 3% and 4%, respectively.  The decrease in marketing and transportation expense as a percentage of revenue during 2020 is attributable to an increase in production from leases that are not burdened by marketing and transportation costs.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.2 million, or 5%, to $3.7 million for the three months ended March 31, 2020, from $3.5 million for the three months ended March 31, 2019. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates which was partially offset by lower production.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our year-end reserve report.

General, Administrative and Other Expense

General, administrative and other expense increased $0.6 million, or 23%, to $3.1 million for the three months ended March 31, 2020, from $2.5 million for the three months ended March 31, 2019. The increase in general, administrative and other expense was attributable to an increase in stock-based compensation of $0.6 million offset by a reduction in compensation expense of $0.1 million.

Interest Expense

Interest expense increased by less than $0.1 million to $0.7 million for the three months ended March 31, 2020, from $0.7 million for the three months ended March 31, 2019.  The increase in interest expense was attributable to greater average outstanding borrowings under our Credit Facility offset by a lower average interest rate.

Income Taxes

Income tax expense decreased by $1.0 million for the three months ended March 31, 2020, from $1.4 million for the three months ended March 31, 2019. The decrease in income taxes was attributed to a decrease in taxable income during the first quarter of 2020 as compared to the first quarter of 2019.

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

We define Adjusted EBITDA as net income plus interest expense, net, depletion expense, provision for (benefit from) income taxes and share-based compensation. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended
	March 31,
	2020	2019
Net income	$4,509	$11,303
Interest expense, net	680	654
Depletion	3,674	3,511
Depreciation	26	-
Income taxes	444	1,405
Share-based compensation	724	17
Adjusted EBITDA	$10,057	$16,890

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

The effects of the COVID-19 outbreak and the recent oil price decline could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of the operators of our mineral interests and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Although the COVID-19 outbreak and the recent oil price decline could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

The following table presents cash distributions approved by the Board of Directors of our general partner for the periods presented.

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020
December 31, 2019	$0.1350	$6,205,102	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203,347	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879,245	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,025,786	May 29, 2019	May 17, 2019

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors of $90.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. Effective November 8, 2019, in connection with the Company’s fall 2019 redetermination, the borrowing base decreased from $105.0 million to $90 million and, as of March 31, 2020, the Company had borrowings of $45.3 million under the Credit Facility at an interest rate of 3.49% and $44.8 million available for future borrowings under the Credit Facility. Subsequent to March 31, 2020, the Company completed the scheduled spring redetermination process and the Company’s borrowing based was reduced to $70.0 million.  Therefore, based upon the borrowings outstanding under the Credit Facility at March 31, 2020, the amount available for future borrowings would be reduced to $24.8 million.  The Company has repaid an additional $2.5 million during the period of March 31, 2020 through the date of issuance of this Quarterly Report on Form 10-Q.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2020, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	For the Three Months Ended March 31,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$10,658	$15,926
Investing activities	(2,115)	(9,910)
Financing activities	(8,897)	(10,245)

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

The decrease in cash flow provided by operating activities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily related to a 8% decrease in oil production, a 16% decrease in natural gas production coupled with a 28% decrease in realized oil prices and a 41% decrease in realized natural gas prices period over period partially offset by an increase in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the three months ended March 31, 2020 was $2.1 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash used in investing activities for the three months ended March 31, 2019 was $9.9 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.

Financing activities

Cash used in financing activities for the three months ended March 31, 2020 was $8.9 million. It was primarily related to distributions and dividends totaling $11.6 million partially offset by a net increase in borrowings under our Credit Facility of $2.8 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the period.  Cash used in financing activities for the three months ended March 31, 2019 was $10.2 million, primarily related to distributions and dividends totaling $17.7 million partially offset by a net increase in borrowings under our Credit

Facility of $7.5 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the quarter.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the three months ended March 31, 2020, we received approximately 41%, 20%, and 16% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the three months ended March 31, 2019, we received approximately 39%, 22%, and 16% of our revenue from ConocoPhillips, EOG, and Devon, respectively. We did not require collateral and did not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2020, we had total borrowings under our Credit Facility of $45.3 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we are, from time to time, involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any claim or proceeding would not have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly dividends to our shareholders.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the risks described in our Annual Report on Form 10-K which was filed with the SEC on March 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The COVID-19 pandemic and the significant decline in commodity prices in the first quarter of 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash dividends to shareholders will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil, natural gas and NGLs. In addition, concerns over storage capacity for oil has further depressed prices.

In a prolonged period of low commodity prices, we may be required to impair certain oil and gas producing properties and the borrowing base under our Credit Facility could be reduced. Effective May 1, 2020, in connection with our spring redetermination, the borrowing base decreased from $90 million to $70 million.  In light of the challenging business environment and uncertainty caused by the pandemic, our Board of Directors also approved a reduction in the quarterly dividend payout ratio for the first quarter of 2020 to increase the amount of retained free cash flow for debt reduction and balance sheet protection.

The impact of the COVID-19 pandemic and geopolitical events that increased the supply of low-priced oil have also negatively affected the oil and natural gas business environment, significantly reducing prices of oil, natural gas, and NGLs. Our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment may cause some of our operators' wells to become uneconomic, which may result in the future, in suspension of production from those wells or a significant reduction in or no royalty revenues from existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. Because these events have happened so recently, and no operator has, to our knowledge claimed force majeure, we have not been able to quantify their impact on our future revenues.

The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

3.2	Amended and Restated Bylaws of Falcon Minerals Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A (file No. 001-38158) filed January 23, 2019).

10.1*	Form of Performance Stock Unit Agreement

10.2*	First Amendment to Credit Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCON MINERALS CORPORATION

Date: May 11, 2020	By:	/s/ Daniel C. Herz
Daniel C. Herz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
Chief Financial Officer
(Principal Financial Officer)