Form 10-Q
period 2020-09-30
Falcon Minerals Corp
filed 2020-11-09
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 46,094,183 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$2,501	$2,543
Account receivable	4,676	7,889
Prepaid expenses	1,035	1,182
Total current assets	8,212	11,614
Royalty interests in oil and natural gas properties, net of accumulated amortization of $140,827 and $130,342 respectively	210,808	219,192
Property and equipment, net	453	517
Deferred tax asset, net	55,962	56,352
Other assets	3,357	2,530
Total assets	$278,792	$290,205
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$2,162	$2,206
Other current liabilities	829	-
Total current liabilities	2,991	2,206
Credit facility	39,000	42,500
Other non-current liabilities	984	473
Total liabilities	42,975	45,179
Commitments and contingencies (See Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 46,094,183 and 45,963,716 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of September 30, 2020 and December 31, 2019	4	4
Additional paid in capital	125,239	129,127
Non-controlling interests	110,569	115,890
Retained earnings (accumulated deficit)	-	-
Total shareholders' equity	235,817	245,026
Total liabilities and shareholders' equity	$278,792	$290,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Oil and gas sales	$9,942	$15,908	$29,848	$55,411
Gain (loss) on commodity derivative instruments	(273)	-	(463)	-
Total revenue	9,669	15,908	29,385	55,411
Operating expenses:
Production and ad valorem taxes	745	891	2,205	2,940
Marketing and transportation	562	584	1,567	1,933
Amortization of royalty interests in oil and natural gas properties	3,542	3,184	10,485	9,624
General, administrative, and other	2,806	3,168	8,618	8,728
Total operating expenses	7,655	7,827	22,875	23,225
Operating income	2,014	8,081	6,510	32,186
Other income (expense):
Other income	31	58	94	134
Interest expense	(490)	(650)	(1,706)	(1,838)
Total other income (expense)	(459)	(592)	(1,612)	(1,704)
Income before income taxes	1,555	7,489	4,898	30,482
Provision for income taxes	243	1,132	400	3,920
Net income	1,312	6,357	4,498	26,562
Net income attributable to non-controlling interests	(723)	(3,473)	(2,278)	(14,540)
Net income attributable to common shareholders	$589	$2,884	$2,220	$12,022

Earnings per common share:
Common shares (basic and diluted)	$0.01	$0.06	$0.05	$0.26
Weighted average number of shares outstanding:
Common shares (basic and diluted)	46,055	45,899	46,008	45,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 30,
	2020	2019
Cash flow from operating activities:
Net income	$4,498	$26,562
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty interests in oil and natural gas properties	10,485	9,624
Depreciation of property and equipment	78	46
Amortization of debt issuance costs	491	482
Amortization of right-of-use assets	365	-
Unrealized (gain) loss on commodity derivative instruments	224	-
Stock-based compensation	2,586	1,830
Deferred income taxes	390	2,302
Changes in operating assets and liabilities
Accounts receivable	3,213	3,242
Prepaid expenses	147	232
Other assets	(51)	10
Accounts payable and accrued expenses	69	1,454
Other liabilities	(430)	476
Net cash provided by operating activities	22,065	46,260
Cash flows from investing activities:
Purchase of property and equipment	(14)	(542)
Acquisition of oil and natural gas properties	(2,101)	(20,903)
Net cash used in investing activities	(2,115)	(21,445)
Cash flows from financing activities:
Proceeds from credit facility	10,000	30,000
Repayments of long-term debt	(13,500)	(13,000)
Dividends paid	(8,738)	(24,089)
Distributions to non-controlling interests	(7,600)	(22,302)
Deferred financing fees	(85)	-
Distribution equivalent rights paid	(69)	(114)
Net cash used in financing activities	(19,992)	(29,505)
Net increase (decrease) in cash and cash equivalents	(42)	(4,690)
Cash and cash equivalents, beginning of period	2,543	7,317
Cash and cash equivalents, end of period	$2,501	$2,627
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,216	$1,356
Cash paid for income taxes	$-	$1,260
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating leases	$1,547	$-
Accrued bonus paid in stock	$113	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance at December 31, 2019	45,964	$5	40,000	$4	$129,127	$115,890	$-	$245,026
Vested restricted stock grants	24	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	836	-	-	836
Distribution equivalent rights paid	-	-	-	-	(42)	-	-	(42)
Distributions to non-controlling interests	-	-	-	-	-	(5,400)	-	(5,400)
Dividends to shareholders ($0.135 per share)	-	-	-	-	(4,000)	-	(2,205)	(6,205)
Net income	-	-	-	-	-	2,304	2,205	4,509
Balance at March 31, 2020	45,988	5	40,000	4	125,921	112,794	-	238,724
Vested restricted stock grants	35	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	969	-	-	969
Distribution equivalent rights paid	-	-	-	-	(12)	-	-	(12)
Distributions to non-controlling interests	-	-	-	-	-	(1,000)	-	(1,000)
Dividends to shareholders ($0.025 per share)	-	-	-	-	(1,150)	-	-	(1,150)
Net loss	-	-	-	-	-	(748)	(575)	(1,323)
Balance at June 30, 2020	46,023	$5	40,000	$4	$125,728	$111,046	$(575)	$236,208
Vested restricted stock grants	71	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	893	-	-	893
Distribution equivalent rights paid	-	-	-	-	(15)	-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-	(1,200)	-	(1,200)
Dividends to shareholders ($0.03 per share)	-	-	-	-	(1,367)	-	(14)	(1,381)
Net income	-	-	-	-	-	723	589	1,312
Balance at September 30, 2020	46,094	$5	40,000	$4	$125,239	$110,569	$-	$235,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866	$127,029	$4,810	$269,714
Vested restricted stock grants	4	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	99	-	-	99
Distribution equivalent rights paid	-	-	-	-	(15)	-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-	(8,559)	-	(8,559)
Dividends to shareholders ($0.20 per share)	-	-	-	-	-	-	(9,171)	(9,171)
Net income	-	-	-	-	-	5,921	5,382	11,303
Balance at March 31, 2019	45,859	$5	40,000	$4	$137,950	$124,391	$1,021	$263,371
Vested restricted stock grants	3	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	761	-	-	761
Distribution equivalent rights paid	-	-	-	-	(56)	-	-	(56)
Distributions to non-controlling interests	-	-	-	-	-	(7,397)	-	(7,397)
Dividends to shareholders ($0.175 per share)	-	-	-	-	(3,248)	-	(4,777)	(8,025)
Net income	-	-	-	-	-	5,146	3,756	8,902
Balance at June 30, 2019	45,862	$5	40,000	4	135,407	122,140	-	257,556
Vested restricted stock grants	89	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	970	-	-	970
Distribution equivalent rights paid	-	-	-	-	(43)	-	-	(43)
Distributions to non-controlling interests	-	-	-	-	-	(6,346)	-	(6,346)
Dividends to shareholders ($0.15 per share)	-	-	-	-	(4,009)	-	(2,884)	(6,893)
Net income	-	-	-	-	-	3,473	2,884	6,357
Balance at September 30, 2019	45,951	$5	40,000	$4	$132,325	$119,267	$-	$251,601

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of liquids-rich condensate region of the Eagle Ford Share in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 80,000 gross unit acres in Pennsylvania, Ohio and West Virginia that includes Marcellus Shale.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting periods; and the quantities and values of proved oil, natural gas and NGLs reserves used in calculating depletion and assessing impairment of oil and natural gas properties. Actual results could differ significantly from these estimates. Significant estimates made by management include the quantities of proved oil, natural gas and NGLs reserves, related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, fair value of the Company’s warrants, and estimates of current and deferred income taxes. While management believes these estimates are reasonable, changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of September 30, 2020, and December 31, 2019, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the nine months ended September 30, 2020 or 2019.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the nine months ended September 30, 2020 and 2019.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $2.0 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.  In May 2020, the Company entered into an amendment to the Credit Facility and capitalized an additional $0.1 million of associated costs which will be amortized over the remainder of the term of the Credit Facility.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the nine months ended September 30, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

In December 2019, the FASB issued new guidance which amends certain aspects of accounting for income taxes. This amendment removes specific exceptions within existing GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. It also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. This amendment is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is continuing to evaluate the provisions of the amendment and has not determined the full impact on the Company’s financial statements.

In March 2020, the FASB issued new guidance which provides optional expedients and exceptions, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The standard was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact this new guidance will have on the Company’s financial statements.

Note 3—Impact of ASC 842 Adoption

On January 1, 2020, the Company adopted ASU 2016-02, Leases (“ASC 842”) using the modified retrospective method.  The Company elected the package of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of this standard.

The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2020.  ROU assets represent less than 1% of the Company’s total assets and lease liabilities represent less than 5% of the Company’s total liabilities as of September 30, 2020 and were not considered material to the Company.  The Company did not recognize a material cumulative adjustment to the consolidated statement of shareholders’ equity and did not have any material changes in the timing of expense recognition or the Company’s accounting policies.  The standard had no impact on the Company’s debt covenant compliance under existing agreements.

This ASU requires the Company to identify its contractual arrangements that contain leases at the inception of such arrangements.  Specifically, the Company considered whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.  The Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through April 2027. The Company’s ROU assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.  ROU operating assets and operating lease liabilities are included in the accompanying unaudited consolidated balance sheet as of September 30, 2020.

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

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of September 30, 2020, the weighted average remaining lease term is 3.6 years and the weighted average discount rate is 4.20%.

As of September 30, 2020, the Company has ROU assets of $1.2 million recorded as Other Assets, $0.6 million of corresponding obligations recorded as Other Current Liabilities and $1.0 million of corresponding obligations recorded as Other Liabilities on the Company’s Condensed Consolidated Balance Sheet.  Total operating lease costs were $0.1 million and $0.4 million, respectively, in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2020.

As of September 30, 2020, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Lease obligations	$1,481	$152	$609	$228	$196	$200	$96
Total	$1,481	$152	$609	$228	$196	$200	$96

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

As of September 30, 2020, the Company’s open derivative contracts consisted of fixed-price swap oil contracts and costless collar natural gas contracts.  A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  A costless collar contract between the Company and the counterparty specifies a floor and a ceiling commodity price over a specified period for a contracted volume.  The Company has not designated any of its contracts as fair value or cash flow hedges.  Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change.  All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statement of operations.  Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The Company’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period and its natural gas costless collar contracts are settled based upon the last day settlement of the first nearby month futures contract of the contract period.  Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month.

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets.  While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate.  The evaluation includes reviewing a counterparty’s credit rating and latest financial information.  As of September 30, 2020, the Company had one counterparty, which is rated Aa3 or better by Moody’s and is a lender under the Credit Facility.

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of September 30, 2020 and December 31, 2019 (in thousands):

Balance at
Classification	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets:
Current asset	Other current assets	$-	$-
Long-term asset	Other assets	-	-
Total assets		$-	$-
Liabilities:
Current liability	Other current liabilities	$224	$-
Long-term liability	Other non-current liabilities	-	-
Total liabilities		$224	$-

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Unrealized gain (loss) of open non-hedge derivative instruments	$(34)	$-	$(224)	$-
Realized gain (loss) on settlement of non-hedge derivative instruments	(239)	-	(239)	-
Gain (loss) on commodity derivative instruments	$(273)	$-	$(463)	$-

The Company had the following open derivative contracts for oil as of September 30, 2020:

			Range (Per Bbl)
		Weighted Average
Period and Type of Contract	Volume (Bbl)	Price (Per Bbl)	Low	High
Oil Swap Contracts:
2020
Fourth Quarter	117,000	$40.11	$40.10	$40.12
2021
First Quarter	98,000	$40.40	$40.39	$40.40

The Company had the following open derivative contracts for natural gas as of September 30, 2020:

		Weighted Average	Weighted Average
Period and Type of Contract	Volume (MMBtu)	Floor Price (Per MMBtu)	Ceiling Price (Per MMBtu)
Natural Gas Collar Contracts:
2020
Fourth Quarter	585,000	$2.60	$2.92
2021
First Quarter	481,000	$3.15	$3.55

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Oil and natural gas interests:
Subjection to depletion	$319,186	$311,954
Not subjection to depletion	32,449	37,580
Gross oil and natural gas interests	351,635	349,534
Accumulated depletion and impairment	(140,827)	(130,342)
Oil and natural gas interests, net	$210,808	$219,192

Note 6—Debt

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. On the Closing Date, $38.0 million was drawn under the Credit Facility to fund a portion of the purchase price of the Transactions, to pay transaction expenses, to fund any original issue discount or upfront fees in connection with the “market flex” provisions previously agreed upon and to finance working capital needs and other general corporate purposes. As of September 30, 2020, the Company had borrowings of $39.0 million under the Credit Facility at an interest rate of 2.64% and $31.0 million available for future borrowings under the Credit Facility. The Company incurred $3.2 million of expenses in connection with the closing of the Credit Facility. These amounts are being amortized over the term of the Credit Facility. Unamortized deferred issuance costs were $2.0 million as of September 30, 2020.

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

The Credit Facility contains various affirmative, negative, and financial maintenance covenants.  These covenants, among other things, include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, make distributions and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the Credit Facility	Not greater than 4.0 to 1.0
Ratio of current assets to current liabilities, as defined in the Credit Facility	Not less than 1.0 to 1.0

As of September 30, 2020, the Company was in compliance with such covenants.

Note 7—Shareholders’ Equity and Dividends

Shares Outstanding

The Company is a holding company whose sole material operating asset consists of its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through September 30, 2020.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2019	45,963,716	40,000,000	21,249,999
Restricted stock grant vesting	130,466	-	-
Warrants exercised	1	-	(1)
Shares outstanding at September 30, 2020	46,094,183	40,000,000	21,249,998

Preferred Stock – At September 30, 2020, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At September 30, 2020, there were 46,094,183 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At September 30, 2020, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

Public Warrants – In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”). At September 30, 2020, there were 13,749,998 Public Warrants outstanding.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.  Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $0.50, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants.  For the quarters ended June 30, 2019 and September 30, 2019, the Company paid Extraordinary Dividends of $0.12 and $0.04, respectively.  Accordingly, the exercise price of the Company’s warrants was reduced to $11.38 after the Extraordinary Dividend paid for the quarter ended June 30, 2019 and was further reduced to $11.34 after the Extraordinary Dividend paid for the quarter ended September 30, 2019.  There were no additional changes to the exercise price during the nine months ended September 30, 2020.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Company’s initial public offering, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.34.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.  At September 30, 2020, there were 7,500,000 Private Placement Warrants outstanding.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 54% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the nine months ended September 30, 2020 and 2019, $7.6 million and $22.3 million, respectively, of distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
September 30, 2020	$0.0650	$2,996,122	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,382,825	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020
December 31, 2019	$0.1350	$6,205,102	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203,347	December 3, 2019	November 20, 2019

Note 8—Share-Based Compensation

The Falcon Board of Directors has adopted the Falcon Minerals Corporation 2018 Long-Term Incentive Plan (the “Plan”). An aggregate of 8.6 million shares of Class A Common Stock are available for issuance under the Plan.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  Common shares that are cancelled, forfeited, or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.  Distribution equivalent rights (“DER”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A common share.  The Plan is administered by the Falcon Board of Directors or a committee thereof.

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

The following table summarizes the activity in our unvested RSAs and PSUs for the nine months ended September 30, 2020:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2019	283,917	$8.10	1,413,334	$3.45
Granted	337,744	$2.48	751,286	$0.64
Vested	(130,466)	$7.24	-	$-
Forfeited	(1,958)	$6.00	-	$-
Unvested at September 30, 2020	489,237	$4.46	2,164,620	$2.48

For the three and nine months ended September 30, 2020, the Company incurred $0.9 million and $2.6 million, respectively, of share-based compensation which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations.  For the three and nine months ended September 30, 2019, the Company incurred $1.0 million and $1.8 million, respectively, of share-based compensation.  The unamortized estimated fair value of unvested RSAs and PSUs was $4.1 million at September 30, 2020.  These costs are expected to be recognized as expense over a weighted average period of 1.4 years. For the three and nine months ended September 30, 2020, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.  For the three and nine months ended September 30, 2019, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common stockholders - basic and diluted	$589	$2,884	$2,220	$12,022
Less: Earnings allocated to participating securities	(20)	(26)	(38)	(125)
	$569	$2,858	$2,182	$11,897

Denominator:
Weighted average shares outstanding - basic and diluted	46,055	45,899	46,008	45,871

Net income per common share, basic and diluted	$0.01	$0.06	$0.05	$0.26

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

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company recorded an income tax expense of $0.2 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2019, the Company recorded an income tax expense of $1.1 million and $3.9 million, respectively.

As of September 30, 2020, the Company had $56.0 million of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At September 30, 2020 and December 31, 2019, the Company had recorded a prepayment of income taxes of $0 million and $0.4 million, respectively.

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

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officer Jeffrey Brotman is also a director and officers of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three and nine months ended September 30, 2020, the Company was reimbursed $0.1 million and $0.3 million, respectively, under this agreement.  For the three and nine months ended September 30, 2019, the Company was reimbursed $0.1 million and $0.2 million, respectively, under this agreement.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three and nine months ended September 30, 2020, the Company received less than $0.1 million and $0.8 million, respectively, under this agreement.  For the three and nine months ended September 30, 2019, the Company received less than $0.1 million and $0.5 million, respectively, under this agreement.

Note 12—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
ConocoPhillips	52%	40%	41%	35%
EOG Resources	17%	28%	20%	29%
Devon	16%	18%	16%	17%
Total	85%	86%	77%	81%

Note 13—Commitments and Contingencies

The Company could be subject to various possible loss contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry.  Such contingencies include differing interpretations as to the prices at which natural gas and crude oil sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues, and other matters.  Management believes it has complied with the various laws and regulations, administrative rulings, and interpretations.

Note 14—Subsequent Events

Cash Dividends

In November 2020, the Company declared a quarterly cash dividend of $0.065 per share of Class A Common Stock totaling approximately $3.0 million for all shares of Class A Common Stock outstanding. The dividend is for the period from July 1, 2020 through September 30, 2020.  The dividend is payable on December 8, 2020 to all Class A shareholders of record on November 24, 2020.

OpCo Distribution

In November 2020, OpCo declared distributions totaling $5.6 million to its unitholders, of which $3.0 million will be distributed to the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to execute our business strategies;
•	changes in general economic conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy;
•	the actions of the Organization of Petroleum Exporting Countries (OPEC) and other significant producers and governments;
•	the volatility of realized oil and natural gas prices;
•	the level of production on our properties;
•	regional supply and demand factors, delays, or interruptions of production;
•	our ability to replace our oil and natural gas reserves;
•	our ability to identify, complete and integrate acquisitions of properties or businesses;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of our operators to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we invest;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on the use of water;
•	the availability of transportation facilities;
•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;
•	future operating results;
•	exploration and development drilling prospects, inventories, projects, and programs;
•	operating hazards faced by our operators; and
•	the ability of our operators to keep pace with technological advancements.

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

The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, has resulted in significantly lower market prices for oil, natural gas, and NGLs. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused many of our operators to reduce their drilling and completion activity on our acreage and caused some of our operators to temporarily shut-in production from existing wells, both of which negatively impact our production volumes. While we believe most of the shut-in production has been brought back on-line, drilling and completion activity remains depressed relative to pre-pandemic levels. In a prolonged period of low commodity prices, we may be required to impair certain oil and gas producing properties and the borrowing base under our Credit Facility could be further reduced.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of September 30, 2020, our Royalties represented the right to receive an average of 1.29% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile therefore, from time to time, we have entered into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Such instruments may include variable-to-fixed-price swaps, fixed price contracts, costless collars, and other contractual agreements.  The impact of these derivative instruments could affect the amount of revenue we ultimately realize.  We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges in the future.  We do not enter into derivative instruments for speculative purposes.  Our open commodity derivative contracts as of September 30, 2020 are detailed in “Note 4—Commodity Derivative Financial Instruments” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

During the year ended December 31, 2019, West Texas Intermediate monthly average posted prices that ranged from $51.55 to $63.87 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.14 to $3.64 per MMBtu. During the nine months ended September 30, 2020, West Texas Intermediate monthly average posted prices for crude oil ranged from $16.70 to $59.80 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $1.50 to $2.60 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Royalty Income:
Oil sales	73%	83%	76%	76%
Natural gas sales	18%	11%	17%	14%
Natural gas liquids sales	9%	6%	7%	7%
Lease bonus	0%	0%	0%	3%
Total	100%	100%	100%	100%

Commodity prices are inherently volatile, and changes in such prices have historically had an impact on our revenue. The following table sets forth the average realized prices for oil, natural gas and NGLs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Oil (Bbls)	$36.91	$60.02	$34.65	$60.90
Natural gas (Mcf)	$1.98	$2.15	$1.88	$2.70
Natural gas liquids (Bbls)	$13.58	$10.57	$11.42	$15.12

The COVID-19 pandemic and related economic repercussions have resulted in a significant reduction in demand for and prices of oil, natural gas and NGLs. In the first quarter of 2020 and into the second quarter of 2020, oil prices fell sharply, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. Agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by demand destruction from the COVID-19 pandemic. These market conditions have resulted in a decline in drilling activity as operators revise their capital budgets downward and adjust their operations in response to lower commodity prices. While oil prices have remained depressed, both natural gas spot prices and contract future prices for the fourth quarter of 2020 and for the full year 2021 have improved significantly from levels seen in the second quarter of 2020. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist.

Principal Components of Our Cost Structure

Production and Ad Valorem Taxes

Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state, and local taxing authorities. Where available, we have historically benefited from tax credits and exemptions in our various taxing jurisdictions. We also directly paid ad valorem taxes in the counties where our production was located. Ad valorem taxes were generally based on the state government’s appraisal of our oil and natural gas properties.

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Oil and gas sales	$9,942	$15,908	$29,848	$55,411
Gain (loss) on commodity derivative instruments	(273)	-	(463)	-
Total revenue	9,669	15,908	29,385	55,411
Expenses:
Production and ad valorem taxes	745	891	2,205	2,940
Marketing and transportation	562	584	1,567	1,933
Amortization of royalty interests in oil and natural gas properties	3,542	3,184	10,485	9,624
General, administrative, and other	2,806	3,168	8,618	8,728
Total operating expenses	7,655	7,827	22,875	23,225
Operating income	2,014	8,081	6,510	32,186
Other income (expense):
Other income	31	58	94	134
Interest expense	(490)	(650)	(1,706)	(1,838)
Total other income (expense)	(459)	(592)	(1,612)	(1,704)
Income before income taxes	1,555	7,489	4,898	30,482
Provision for income taxes	243	1,132	400	3,920
Net income	1,312	6,357	4,498	26,562
Net income attributable to non-controlling interests	(723)	(3,473)	(2,278)	(14,540)
Net income attributable to common shareholders	$589	$2,884	$2,220	$12,022
Other Financial Data:
Adjusted EBITDA (1)	$6,540	$12,316	$19,977	$43,820

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Production Data:
Oil (Bbls)	197,652	220,537	656,326	695,423
Natural gas (BOE)	149,900	133,749	440,494	468,123
Natural gas liquids (Bbls)	63,821	89,652	188,297	240,015
Combined volumes (BOE)	411,373	443,938	1,285,117	1,403,561
Average daily combined volume (BOE/d)	4,471	4,825	4,690	5,141
% Oil	48%	50%	51%	50%

Average sales prices:
Oil (Bbls)	$36.91	$60.02	$34.65	$60.90
Natural gas (Mcf)	$1.98	$2.15	$1.88	$2.70
Natural gas liquids (Bbls)	$13.58	$10.57	$11.42	$15.12
Combined per (BOE)	$24.17	$35.84	$23.24	$38.16

Average Costs ($/BOE):
Production and ad valorem taxes	$1.81	$2.01	$1.72	$2.09
Marketing and transportation expense	$1.37	$1.32	$1.22	$1.38
General and administrative	$6.82	$7.14	$6.71	$6.22
Interest expense, net	$1.19	$1.46	$1.33	$1.31
Depletion	$8.61	$7.17	$8.16	$6.86

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019:

Oil and Gas Revenues

Oil and gas revenues decreased $6.2 million, or 39%, to $9.7 million for the three months ended September 30, 2020, from $15.9 million for the three months ended September 30, 2019. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a significant decline in realized oil and natural gas prices. We received an average price of $36.91 per Bbl of oil and $1.98 per Mcf of gas sold in the three months ended September 30, 2020 compared to $60.02 per Bbl of oil and $2.15 per Mcf of gas sold during the three months ended September 30, 2019.  In addition, during the third quarter of 2020, we recognized a $0.3 million loss from our commodity derivative instruments.  We did not enter into any commodity derivative instruments during 2019.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.1 million, or 16%, to $0.7 million for the three months ended September 30, 2020, from $0.9 million for the three months ended September 30, 2019. The decrease in production and ad valorem taxes was attributable to the decrease in oil and natural gas production partially offset by an increase in ad valorem taxes.  As a percentage of revenue, production and ad valorem taxes were 7% and 6%, respectively, for the three months ended September 30, 2020 and 2019.  The increase, as a percentage of revenue, was partially due to the approximately 39% and 8% decrease, respectively, in the average realized price of oil and natural gas as compared to the same period in 2019.

Marketing and Transportation Expense

Marketing and transportation expense decreased less than $0.1 million, or 4%, to $0.6 million for the three months ended September 30, 2020, from $0.6 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, as a percentage of revenue, marketing and transportation expense was 6% and 4%, respectively.  The increase in marketing and transportation expense as a percentage of revenue during 2020 is attributable to fixed transportation costs incurred under our leases that do not decrease along with the realized price on the sale of oil and natural gas.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.4 million, or 11%, to $3.5 million for the three months ended September 30, 2020, from $3.2 million for the three months ended September 30, 2019. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates which was partially offset by lower production.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our 2019 year-end reserve report.

General, Administrative and Other Expense

General, administrative, and other expense decreased $0.4 million, or 11%, to $2.8 million for the three months ended September 30, 2020, from $3.2 million for the three months ended September 30, 2019. The decrease in general, administrative, and other expense was attributable to cost cutting measures implemented by management during the first quarter of 2020.

Interest Expense

Interest expense decreased by $0.2 million to $0.5 million for the three months ended September 30, 2020, from $0.7 million for the three months ended September 30, 2019.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility as well as a lower average interest rate.

Income Taxes

Income tax expense decreased by $0.9 million for the three months ended September 30, 2020, from $1.1 million for the three months ended September 30, 2019. The decrease in income taxes was attributed to a decrease in taxable income during the third quarter of 2020 as compared to the third quarter of 2019.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Oil and Gas Revenues

Oil and gas revenues decreased $26.0 million, or 47%, to $29.4 million for the nine months ended September 30, 2020, from $55.4 million for the nine months ended September 30, 2019. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a significant decline in realized oil and natural gas prices. We received an average price of $34.65 per Bbl of oil and $1.88 per Mcf of gas sold in the nine months ended September 30, 2020 compared to $60.90 per Bbl of oil and $2.70 per Mcf of gas sold during the nine months ended September 30, 2019.  In addition, during the nine months ended September 30 2020, we recognized a $0.5 million loss from our commodity derivative instruments.  We did not enter into any commodity derivative instruments during 2019.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $0.7 million, or 25%, to $2.2 million for the nine months ended September 30, 2020, from $2.9 million for the nine months ended September 30, 2019. The decrease in production and ad valorem taxes was attributable to the decrease in oil and natural gas production partially offset by an increase in ad valorem taxes.  As a percentage of revenue, production and ad valorem taxes were 7% and 5%, respectively, for the nine months ended September 30, 2020 and 2019.

Marketing and Transportation Expense

Marketing and transportation expense decreased $0.4 million, or 19%, to $1.6 million for the nine months ended September 30, 2020, from $1.9 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, as a percentage of revenue, marketing and transportation expense was 5% and 3%, respectively.  The increase in marketing and transportation expense as a percentage of revenue during 2020 is attributable to fixed transportation costs incurred under our leases that do not decrease along with the realized price on the sale of oil and natural gas.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.9 million, or 9%, to $10.5 million for the nine months ended September 30, 2020, from $9.6 million for the nine months ended September 30, 2019. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates, which was partially offset by lower production.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our year-end reserve report.

General, Administrative and Other Expense

General, administrative, and other expense decreased $0.1 million, or 1%, to $8.6 million for the nine months ended September 30, 2020, from $8.7 million for the nine months ended September 30, 2019. The decrease in general, administrative, and other expense was attributable to cost cutting measures management implemented during the first quarter of 2020 partially offset by an increase in stock-based compensation of $0.8 million over the prior period.

Interest Expense

Interest expense decreased by $0.1 million to $1.7 million for the nine months ended September 30, 2020, from $1.8 million for the nine months ended September 30, 2019.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility as well as a lower average interest rate.

Income Taxes

Income tax expense decreased by $3.5 million for the nine months ended September 30, 2020, from $3.9 million for the nine months ended September 30, 2019. The decrease in income taxes was attributed to a decrease in taxable income during 2020 as compared to 2019.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies. We believe Adjusted EBITDA is useful because it allows us to evaluate our performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay dividends to our common stockholders.

We define Adjusted EBITDA as net income before interest expense, net, depletion expense, provision for income taxes, unrealized gains and losses on commodity derivative instruments, and non-cash equity-based compensation. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$1,312	$6,357	$4,498	$26,562
Interest expense, net	490	650	1,706	1,838
Depletion	3,542	3,184	10,485	9,624
Depreciation	26	23	78	46
Income tax expense	243	1,132	400	3,920
Unrealized loss on commodity derivative instruments	34	-	224	-
Share-based compensation	893	970	2,586	1,830
Adjusted EBITDA	$6,540	$12,316	$19,977	$43,820

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

The following table presents cash dividends approved by the Board of Directors for the periods presented below:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
September 30, 2020	$0.0650	$2,996,122	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,382,825	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020
December 31, 2019	$0.1350	$6,205,102	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203,347	December 3, 2019	November 20, 2019

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of September 30, 2020, the Company had borrowings of $39.0 million under the Credit Facility at an interest rate of 2.64% and $31.0 million available for future borrowings under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants, and events of default. As of September 30, 2020, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, and make distributions.

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	For the Nine Months Ended September 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$22,065	$46,260
Investing activities	(2,115)	(21,445)
Financing activities	(19,992)	(29,505)

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

The decrease in cash flow provided by operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily related to a 6% decrease in oil production, a 6% decrease in natural gas production coupled with a 43% decrease in realized oil prices and a 30% decrease in realized natural gas prices period over period.  In addition, the Company experienced a decrease in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the nine months ended September 30, 2020 was $2.1 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash used in investing activities for the nine months ended September 30, 2019 was $21.4 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2020 was $20.0 million, which was primarily related to distributions and dividends totaling $16.3 million and a net decrease in borrowings under our Credit Facility of $3.5 million.  The repayment of borrowings under our Credit Facility was paid from cash flow generated by our operations during the period.  Cash used in financing activities for the nine months ended September 30, 2019 was $29.5 million, primarily related to distributions and dividends totaling $46.5 million partially offset by a net increase in borrowings under our Credit Facility of $17.0 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing was primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we use commodity derivative instruments to reduce our exposure to the price volatility of oil and natural gas.  The counterparties to these contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price is based on the NYMEX benchmark for oil and natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change.

As of September 30, 2020, we had a net liability derivative position related to our commodity price derivatives of $0.2 million.    Utilizing actual derivative contractual volumes under our fixed price swap contracts and costless collar contracts as of September 30, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $1.6 million, an increase of $1.3 million, while a 10% decrease in forward curves associated with the underlying commodity would have created a net gain position of $1.1 million, a decrease of $1.3 million.  However, any cash derivative gain or loss would be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the nine months ended September 30, 2020, we received approximately 41%, 20%, and 16% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the nine months ended September 30, 2019, we received approximately 35%, 29%, and 17% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. We did not require collateral and did not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of September 30, 2020, we had total borrowings under our Credit Facility of $39.0 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The COVID-19 pandemic and the significant decline in commodity prices in 2020 has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and cash dividends to shareholders will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains, and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil, natural gas, and NGLs. In the first quarter of 2020 and into the second quarter of 2020, oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of OPEC+ would expire on April 1, 2020, and the ensuing expiration thereof. Agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by demand destruction from the COVID-19 pandemic in the first half of 2020. Prices for oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declining into April. While oil prices modestly recovered, a reversal of recent improvements or a prolonged period at current prices may materially and adversely affect our financial condition, results of operations, and cash dividends to shareholders.

In a prolonged period of low commodity prices, we may be required to impair certain oil and gas producing properties and the borrowing base under our Credit Facility could be reduced. Effective May 1, 2020, in connection with our spring redetermination, the borrowing base was established at $70 million.

The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, has resulted in significantly lower market prices for oil, natural gas, and natural gas liquids. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. The current price environment has caused many of our operators to reduce their drilling and completion activity on our acreage and caused some of our operators to temporarily shut-in production from existing wells, both of which negatively impact our production volumes. While we believe most of the shut-in production has been brought back on-line, drilling and completion activity remains depressed relative to pre-pandemic levels.

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

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently have entered, and may in the future enter, into derivative contracts for a portion of our future oil and natural gas production, including fixed price swaps, collars and basis swaps. We have not designated and do not plan to designate any of our derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on our balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative contracts. Derivative contracts also expose us to the risk of financial loss in some circumstances, including when:

•	production is less than expected;
•	the counterparty to the derivative contract defaults on its contract obligation; or
•	the actual differential between the underlying price in the derivative contract
•	actual prices received is materially different from that expected.

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

FALCON MINERALS CORPORATION

Date: November 9, 2020	By:	/s/ Daniel C. Herz
Daniel C. Herz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
Chief Financial Officer
(Principal Financial Officer)