Form 10-K/A
period 2020-12-31
Falcon Minerals Corp
filed 2021-05-05
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

General

On May 4, 2021, the Audit Committee (the “Audit Committee”) of the Board of Directors and in consultation with management, concluded that its audited consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, and the interim period within those years, could no longer be relied upon as a result of material accounting errors identified by management.

Restatement

We are filing this Annual Report on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021 (the “Original Form 10-K”).  This Annual Report on Form 10-K/A speaks as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than those associated with the restatement of our consolidated financial statements.

For the convenience of the reader, this Annual Report on Form 10-K/A amends and restates the Original Form 10-K in its entirety.  As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K.

Restatement Background

As a result of management’s evaluation of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” issued by the SEC on April 12, 2021 (the “Staff Statement”), it was determined that the Company’s 13,750,000 warrants issued in connection with their initial public offering (“IPO”) in July 2017 (“Public Warrants”) and the Company’s 7,500,000 warrants issued post IPO in August 2017 (“Private Placement Warrants”), collectively (“Warrants”) should have been recorded as liabilities instead of equity, which caused the Company’s liabilities and net income (loss) to be misstated by the resulting changes in valuation to the warrant liabilities.

As a result of the process above, management performed a quarterly valuation analysis of the Warrants since the grant date of each type of warrant.  The resulting analysis was utilized to calculate the restatement impact for the years ended December 31, 2020, 2019 and 2018 and for the quarterly periods in 2020 and 2019.

Restatement of Previously Issued Consolidated Financial Statements

As described above, this Annual Report on Form 10-K/A includes audited restated consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 15. Exhibits and Financial Statement Schedules, for additional information.

The restatement impact affected previously reported net income and basic and diluted earnings per share (in thousands, except per share data) as follows:

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Net income attributable to shareholders'	$2,572	$5,128	$7,700
Earnings per share - basic	$0.05	$0.12	$0.17
Earnings per share - diluted	$0.05	$0.06	$0.11

	December 31, 2019
	As Previously Reported	Adjustments	As Restated
Net income attributable to shareholders'	$14,350	$6,069	$20,419
Earnings per share - basic	$0.31	$0.13	$0.44
Earnings per share - diluted	$0.31	$0.08	$0.39

	December 31, 2018
	As Previously Reported	Adjustments	As Restated
Net income attributable to shareholders'	$90,125	$27,800	$117,925
Earnings per share - basic	$0.20	$0.61	$0.81
Earnings per share - diluted	$0.20	$0.33	$0.53

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2020 and has determined that a material weakness in our internal controls over financial reporting existed as of that date.  As a result of the material weakness, our disclosure controls and procedures were not effective as of December 31, 2020.  Management will be implementing changes to strengthen our internal controls and remediate the material weakness.  See Item 9A, Controls and Procedures, for additional information related to the material weakness in internal controls over financial reporting and our related remediation activities.

In accordance with applicable SEC rules, this Annual Report on Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Annual Report on Form 10-K/A.

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

ITEM 1A.	RISK FACTORS (As restated)

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

We have identified a material weakness in our internal control over financial reporting, which has exposed us to a number of additional risks and uncertainties.

We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States. In connection with the restatement of our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, we determined that we had a material weakness as of December 31, 2020, namely that our controls over the review of certain material non-routine transactions or events were not effective. Due to this material weakness, we have concluded that as of December 31, 2020, our internal control over financial reporting was not effective. This Amendment No. 1 to Annual Report on Form 10-K/A contains restated consolidated financial statements for the periods referenced above to correct for errors caused by this weakness. We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued the Staff Statement. Specifically, the Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Warrants. As a result of the Staff Statement, we reevaluated the accounting treatment of the Company’s

Public and Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

Due to certain settlement provisions contained within the Warrants, the Warrants are classified as derivative liabilities on our consolidated balance sheets as of December 31, 2020 and 2019. Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such non-cash gains or losses could be material.

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

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
07/21/17
12/31/17
12/31/18
12/31/19
12/31/20
Falcon Minerals Corporation
S&P 500 Index
SPDR S&P Oil & Gas Exploration & Production ETF

ITEM 6.	SELECTED FINANCIAL DATA (As restated)

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in the Original Form 10-K.  Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the periods impacted, control considerations, and other information.  In addition, we have restated certain previously reported financial information as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020, 2019 and 2018 in this Item 6, Selected Financial Data.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 15, Exhibits and Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to our consolidated financial statements.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(As restated)	(As restated)	(As restated)
Revenues:
Oil and gas sales	$40,081	$68,463	$98,655	$95,972	$70,964
Gain (loss) on commodity derivative instruments	(1,200)	-	(1,456)	1,791	(843)
Total revenue	38,881	68,463	97,199	97,763	70,121
Operating expenses:
Production and ad valorem taxes	2,807	4,262	5,143	5,242	4,531
Marketing and transportation	1,993	2,396	2,368	6,505	6,605
Amortization of royalty interests in oil and natural gas properties	14,103	12,737	16,962	33,837	35,840
General, administrative, and other	11,997	11,912	9,544	8,213	6,114
Total operating expenses	30,900	31,307	34,017	53,797	53,090
Operating income	7,981	37,156	63,182	43,966	17,031
Other income (expense):
Gain on the sale of assets	-	-	41,382	31,441	-
Change in fair value of warrant liability	5,128	6,069	27,800	-	-
Other income	125	165	46	34	823
Interest expense	(2,197)	(2,489)	(2,350)	(2,746)	(3,096)
Total other income (expense)	3,056	3,745	66,878	28,729	(2,273)
Income before income taxes	11,037	40,901	130,060	72,695	14,758
Provision for income taxes	589	3,918	3,292	-	-
Income from continuing operations	10,448	36,983	126,768	72,695	14,758
Income from discontinued operations	-	-	2,139	2,978	22
Net income	10,448	36,983	128,907	75,673	14,780
Net income attributable to non-controlling interests	(2,748)	(16,564)	(10,982)	(155)	(69)
Net income attributable to common shareholders/unitholders	$7,700	$20,419	$117,925	$75,518	$14,711

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(As restated)	(As restated)	(As restated)
Earnings per share:
Common shares - basic	$0.17	$0.44	$0.81	N/A	N/A
Common shares - diluted	$0.11	$0.39	$0.53	N/A	N/A
Cash Dividends Declared Per Share:	$0.195	$0.595	$0.30	N/A	N/A
Statement of Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$27,434	$55,229	$77,886	$80,791	$51,279
Investing activities	(2,431)	(23,353)	122,312	83,048	(5,260)
Financing activities	(24,822)	(36,650)	(203,378)	(161,390)	(76,225)
Other Financial Data:
Adjusted EBITDA (1)	$26,737	$52,682	$80,190	$77,837	$53,625
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,724	$2,543	$7,317	$8,345	$5,536
Total assets	275,629	290,205	291,235	352,718	435,897
Long-term debt (including current portion)	39,800	42,500	21,000	57,000	57,683
Total liabilities	47,228	53,810	36,221	63,561	62,023
Shareholder's equity / Partners' capital	228,401	236,395	255,014	289,157	373,874
Production Data
Oil (Bbls)	835,545	879,288	1,237,813	1,582,322	1,474,218
Natural gas (BOE)	588,025	598,019	686,279	760,982	690,613
Natural gas liquids (Bbls)	247,536	296,813	293,086	542,706	511,337
Combined volumes (BOE)	1,671,106	1,774,120	2,217,178	2,886,010	2,676,168
Average daily combined volume (BOE/d)	4,566	4,861	6,074	7,907	7,332
% Oil	50%	50%	56%	55%	55%

Average sales prices:
Oil (Bbls)	$35.84	$59.85	$67.14	$50.54	$39.96
Natural gas (Mcf)	$2.01	$2.62	$3.10	$2.81	$2.19
Natural gas liquids (Bbls)	$12.28	$15.45	$25.62	$20.63	$12.04
Combined per (BOE)	$23.98	$37.54	$46.63	$35.67	$27.69

Average Costs ($/BOE):
Production and ad valorem taxes	$1.68	$2.40	$2.32	$1.82	$1.69
Gathering and transportation expense	$1.19	$1.35	$1.07	$2.25	$2.47
General and administrative	$7.18	$6.71	$4.30	$2.85	$2.28
Interest expense, net	$1.31	$1.40	$1.06	$0.95	$1.16
Depletion	$8.44	$7.18	$7.65	$11.72	$13.39

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in the Original Form 10-K.  Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the periods impacted, control considerations, and other information.  In addition, we have restated certain previously reported financial information as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020, 2019 and 2018 in this Item 7, Management’s Discussion and Analysis of Financial Condition, including but not limited to information within the Result of Operations and Liquidity and Capital Resources sections.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 15, Exhibits and Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to our consolidated financial statements.

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

During the year ended December 31, 2020, the West Texas Intermediate average monthly posted prices ranged from $16.70 to $57.86 per Bbl for crude oil and the Henry Hub settlement price of natural gas ranged from $1.50 to $3.00 per MMBtu for natural gas. During the year ended December 31, 2019, West Texas Intermediate monthly average posted prices ranged from $51.55 to $63.87 per Bbl for crude oil and the Henry Hub settlement price of natural gas ranged from $2.14 to $3.64 per MMBtu.  During the year ended December 31, 2018, West Texas Intermediate monthly average posted prices ranged from $49.98 to $70.76 per Bbl for crude oil and the Henry Hub settlement price of natural gas ranged from $2.64 to $4.72 per MMBtu

The following table presents the breakdown of our revenue for the following periods:

	Year Ended December 31,
	2020	2019	2018
Royalty Income:
Oil sales	75%	77%	81%
Natural gas sales	18%	14%	12%
Natural gas liquids sales	7%	7%	7%
Lease bonus	0%	2%	0%
Total	100%	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and natural gas liquids for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Oil (Bbls)	$35.84	$59.85	$67.14
Natural gas (Mcf)	$2.01	$2.62	$3.10
Natural gas liquids (Bbls)	$12.28	$15.45	$25.62

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	As restated
	Year Ended December 31,
	2020	2019	2018
Revenues:
Oil and gas sales	$40,081	$68,463	$98,655
Gain (loss) on commodity derivative instruments	(1,200)	-	(1,456)
Total revenue	38,881	68,463	97,199
Operating expenses:
Production and ad valorem taxes	2,807	4,262	5,143
Marketing and transportation	1,993	2,396	2,368
Amortization of royalty interests in oil and natural gas properties	14,103	12,737	16,962
General, administrative, and other	11,997	11,912	9,544
Total operating expenses	30,900	31,307	34,017
Operating income	7,981	37,156	63,182
Other income (expense):
Gain on the sale of assets	-	-	41,382
Change in fair value of warrant liability	5,128	6,069	27,800
Other income	125	165	46
Interest expense	(2,197)	(2,489)	(2,350)
Total other income (expense)	3,056	3,745	66,878
Income before income taxes	11,037	40,901	130,060
Provision for income taxes	589	3,918	3,292
Income from continuing operations	10,448	36,983	126,768
Income from discontinued operations	-	-	2,139
Net income	10,448	36,983	128,907
Net income attributable to non-controlling interests	(2,748)	(16,564)	(10,982)
Net income attributable to common shareholders/unitholders	$7,700	$20,419	$117,925
Other Financial Data:
Adjusted EBITDA (1)	$26,737	$52,682	$80,190
(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “Overview of Our Results of Operations—Adjusted EBITDA” below.

	For the Year Ended
	December 31,
	2020	2019	2018
Production Data:
Oil (Bbls)	835,545	879,288	1,237,813
Natural gas (BOE)	588,025	598,019	686,279
Natural gas liquids (Bbls)	247,536	296,813	293,086
Combined volumes (BOE)	1,671,106	1,774,120	2,217,178
Average daily combined volume (BOE/d)	4,566	4,861	6,074
% Oil	50%	50%	56%

Average sales prices:
Oil (Bbls)	$35.84	$59.85	$67.14
Natural gas (Mcf)	$2.01	$2.62	$3.10
Natural gas liquids (Bbls)	$12.28	$15.45	$25.62
Combined per (BOE)	$23.98	$37.54	$46.63

Average Costs ($/BOE):
Production and ad valorem taxes	$1.68	$2.40	$2.32
Marketing and transportation expense	$1.19	$1.35	$1.07
General and administrative	$7.18	$6.71	$4.30
Interest expense, net	$1.31	$1.40	$1.06
Depletion	$8.44	$7.18	$7.65
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

Change in Fair Value of Warrant Liability

The change in the fair value of warrant liability decreased by $0.9 million, or 16% to $5.1 million for the year ended December 31, 2020, from $6.1 million for the year ended December 31, 2019.  The decrease in the fair value of the warrant liability is attributable to the decrease in the Company’s stock price that was used in determining the fair value of the warrant liability.

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

General, Administrative and Other Expense

General, administrative, and other expense increased by $2.4 million, or 25%, to $11.9 million for the year ended December 31, 2019, from $9.5 million for the year ended December 31, 2018. The increase in general, administrative, and other expense was attributable to the change in management related to the Transactions and the additional costs incurred related to being a publicly traded company.  In addition, the Company incurred $2.5 million in non-cash stock-based compensation expense during 2019 in connection with the implementation of our long-term incentive plan.

Change in Fair Value of Warrant Liability

The change in the fair value of warrant liability decreased by $21.7 million, or 78% to $6.1 million for the year ended December 31, 2019, from $27.8 million for the year ended December 31, 2018.  The decrease in the fair value of the warrant liability is attributable to the decrease in the Company’s stock price that was used in calculating the fair value of the warrant liability.

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

We define Adjusted EBITDA as net income before interest expense, net, depletion expense, provision for income taxes, depreciation, unrealized gains and losses on commodity derivative instruments, non-cash gains and losses on revaluation of warrant liability, and non-cash equity-based compensation. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	As restated
	Year Ended December 31,
	2020	2019	2018
Net income	$10,448	$36,983	$128,907
Income attributable to discontinued operations	-	-	(2,139)
Interest expense, net	2,197	2,489	2,350
Depletion	14,103	12,737	16,962
Income taxes	589	3,918	3,292
Depreciation	104	75	-
Unrealized loss on commodity derivative instruments	944	-	-
Change in fair value of warrant liability	(5,128)	(6,069)	(27,800)
Gain on the sale of assets	-	-	(41,382)
Share-based compensation	3,480	2,549	-
Adjusted EBITDA	$26,737	$52,682	$80,190

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

Warrant Liability

We account for the Warrants issued in connection with our IPO and private placement in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated utilizing a binomial lattice model.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (As restated)

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

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, on March 12, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020, at which time our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.  Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting (As revised)

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on our assessments and those criteria, on March 12, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020, at which time management determined that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequently, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to a material weakness in our internal control over financial reporting related to inaccurate accounting and reporting for warrants issued in connection with our initial public offering and private placement. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting did not detect the proper accounting and reporting for our warrants issued in connection with the Company’s initial public offering in July 2017. Management identified this error when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in July 2017.  This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (As restated)

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

4.5	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-219025) filed on June 28, 2017).

4.6	Description of Falcon Minerals Corporation registered securities

10.1†	Falcon Minerals Corporation 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on August 29, 2018).

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

10.18†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File No. 001-38158) filed on May 5, 2020).

10.19	First Amendment to Credit Agreement, dated as of May 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q (File No. 001-38158) filed on May 5, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 10-K (File No. 001-38158) filed on March 12, 2021).

23.1*	Consent of Deloitte & Touche LLP

23.2	Consent of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 23.2 to the Company’s Current Report on Form 10-K (File No. 001-38158) filed on March 12, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reserve Report of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 10-K (File No. 001-38158) filed on March 12, 2021).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Compensatory plan or arrangement.

ITEM 16.	FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2021
	By:	FALCON MINERALS CORPORATION

	By:	/s/ Daniel C. Herz
Daniel C. Herz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel C. Herz Daniel C. Herz	Chief Executive Officer, President, Director (Principal Executive Officer)	May 5, 2021

/s/ Bryan C. Gunderson Bryan C. Gunderson	Chief Financial Officer (Principal Financial Officer)	May 5, 2021

/s/ STEPHEN J. PILATZKE Stephen J. Pilatzke	Chief Accounting Officer (Principal Accounting Officer)	May 5, 2021

/s/ Claire Harvey Claire Harvey	Chairman	May 5, 2021

/s/ Steven R. Jones Steven R. Jones	Director	May 5, 2021

/s/ William D. Anderson William D. Anderson	Director	May 5, 2021

/s/ Alan Hirshberg Alan Hirshberg	Director	May 5, 2021

/s/ Eric C. Belz Eric C. Belz	Director	May 5, 2021

/s/ Adam M. Jenkins Adam M. Jenkins	Director	May 5, 2021

/s/ Jonathan R. Hamilton Jonathan R. Hamilton	Director	May 5, 2021

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

Restatement of the 2020, 2019 and 2018 Financial Statements

As discussed in Note 3 to the financial statements, the accompanying 2020, 2019 and 2018 financial statements have been restated to correct a misstatement.

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

Critical Audit MatterThe critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Proved Oil and Gas Properties, Depletion, Impairment, and Deferred Tax Asset Valuation Allowance - Crude Oil and Condensate, NGLs, and Natural Gas Reserves — Refer to Notes 2, 7, and 13 to the financial statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units of production method based on estimated proved oil and gas reserves developed under Securities and Exchange Commission guidelines and are evaluated for impairment by comparison of their carry value to the undiscounted value of net future cash flows of the underlying proved and unproved oil and natural gas reserves. The Company’s deferred tax asset is evaluated for expected future realization through an undiscounted cash flow model using proved and unproved oil and gas reserves utilized in forecasting future taxable income. The development of the Company’s oil and natural gas reserve quantities and the related future net cash flows requires management to make significant assumptions related to the five-

year development rule for proved undeveloped reserves, future commodity prices and the existence and timing of forecasted production. The Company engages an independent reserves engineer to estimate proved and support in estimating unproved oil and natural gas reserve quantities using engineering data, including the existence and timing of forecasted production. Changes in these assumptions could have a significant impact on the amount of depletion, any proved oil and gas impairment, or the expected future realization of the deferred tax asset. The proved oil and gas properties balance, net of accumulated amortization, was $175.0 million as of December 31, 2020.  Depletion, depreciation, and amortization was $14.1 million for the year ended December 31, 2020. No impairment was recognized during 2020. The deferred tax asset was $55.8 million as of December 31, 2020. No valuation allowance was recorded as of December 31, 2020.

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

•	We evaluated the reasonableness of management’s development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped reserves as compared to the number of proved undeveloped locations forecasted to be developed in the next five years.
-	Communications between management and the independent reserve engineer.
-	Investor presentations related to rig count and development timing of the Company’s major operators.
-	Publicly available data on the development status of certain wells reported to state regulatory agencies.
-	Our understanding obtained from inquiries with the Company’s external reserve engineer.
-	The reserve report published by the Company’s independent reserve engineer.
•	We evaluated the Company’s oil and natural gas reserve volumes by:
-	Comparing the Company’s forecasted production to historical production volumes.
-	Evaluating the reasonableness of the forecasted production decline curves.
-	Understanding the experience, qualifications, and objectivity of the Company’s reserve engineers.
-	Inspecting investor presentations and other disclosures from the Company’s major operators related to well shut in and/or curtailment activity due to adverse economic conditions.
-	Assessing the oil and natural gas reserves volumes used in each accounting estimate for consistency.

Emphasis of Matter

As discussed and defined in Note 1 and Note 5 to the financial statements, the Company completed the Transactions on August 23, 2018, which has been accounted for as a reverse recapitalization. Concurrent with the close of the Transactions, the Company's capital structure was adjusted and is now a corporation subject to U.S. federal income taxes.

/s/ Deloitte & Touche LLP

Houston, Texas

March 12, 2021 (May 5, 2021 as to the effects of the restatement to the 2020, 2019, and 2018 financial statements as discussed above and in Note 3 to the financial statements)

We have served as the Company's auditor since 2012.

FALCON MINERALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As restated, See Note 3
	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$2,724	$2,543
Account receivable	5,419	7,889
Prepaid expenses	766	1,182
Total current assets	8,909	11,614
Royalty interests in oil and natural gas properties, net of accumulated amortization of $144,445 and $130,342 respectively	207,505	219,192
Property and equipment, net of accumulated depreciation of $179 and $75	427	517
Deferred tax asset, net	55,773	56,352
Other assets	3,015	2,530
Total assets	$275,629	$290,205
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,540	$2,206
Other current liabilities	1,557	-
Total current liabilities	3,097	2,206
Credit facility	39,800	42,500
Warrant liability	3,503	8,631
Other liabilities	828	473
Total liabilities	47,228	53,810
Commitments and contingencies (See Note 15)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 46,107,183 and 45,963,716 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of December 31, 2020 and 2019	4	4
Additional paid in capital	121,053	117,561
Non-controlling interests	88,637	96,089
Retained earnings	18,702	22,736
Total shareholders' equity	228,401	236,395
Total liabilities, shareholders' equity	$275,629	$290,205

The accompanying notes are an integral part of these consolidated financial statements.

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	As restated, See Note 3
	Year Ended December 31,
	2020	2019	2018
Revenues:
Oil and gas sales	$40,081	$68,463	$98,655
Gain (loss) on commodity derivative instruments	(1,200)	-	(1,456)
Total revenue	38,881	68,463	97,199
Operating expenses:
Production and ad valorem taxes	2,807	4,262	5,143
Marketing and transportation	1,993	2,396	2,368
Amortization of royalty interests in oil and natural gas properties	14,103	12,737	16,962
General, administrative, and other	11,997	11,912	9,544
Total operating expenses	30,900	31,307	34,017
Operating income	7,981	37,156	63,182
Other income (expense):
Gain on the sale of assets	-	-	41,382
Change in fair value of warrant liability	5,128	6,069	27,800
Other income	125	165	46
Interest expense	(2,197)	(2,489)	(2,350)
Total other income (expense)	3,056	3,745	66,878
Income before income taxes	11,037	40,901	130,060
Provision for income taxes	589	3,918	3,292
Income from continuing operations	10,448	36,983	126,768
Income from discontinued operations	-	-	2,139
Net income	10,448	36,983	128,907
Net income attributable to non-controlling interests	(2,748)	(16,564)	(10,982)
Net income attributable to common shareholders/unitholders	$7,700	$20,419	$117,925

Earnings per common share:
Common shares - basic	$0.17	$0.44	$0.81
Common shares - diluted	$0.11	$0.39	$0.53
Weighted average number of shares outstanding:
Common shares - basic	46,031	45,893	45,855
Common shares - diluted	86,031	85,893	85,855

The accompanying notes are an integral part of these consolidated financial statements.

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	As restated, See Note 3
	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$10,448	$36,983	$128,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	-	-	(41,382)
Unrealized (gain) loss on commodity derivative instruments	944	-	1,151
Amortization of royalty interests in oil and natural gas properties	14,103	12,737	18,536
Change in fair value of warrant liability	(5,128)	(6,069)	(27,800)
Amortization of right-of-use assets	492	-	-
Accretion of asset retirement obligation	-	-	7
Amortization of debt issuance costs	658	643	457
Deferred rent	-	473	-
Depreciation of property and equipment	104	75	-
Share based compensation	3,480	2,548	-
Deferred income taxes	579	2,421	2,285
Cash paid to settle derivatives	-	-	(1,151)
Changes in operating assets and liabilities
Accounts receivable	2,470	3,383	1,882
Prepaid expenses	416	342	(278)
Other assets	-	10	(182)
Accounts payable and accrued expenses	(553)	1,683	(4,399)
Other liabilities	(579)	-	(147)
Net cash provided by operating activities	27,434	55,229	77,886
Cash flows from investing activities:
Additions to oil and natural gas properties	-	-	(523)
Cash acquired in the Transactions	-	-	2,920
Proceeds from the sale of assets	-	-	121,130
Acquisition of oil and natural gas properties	(2,417)	(22,761)	(1,215)
Purchase of property and equipment	(14)	(592)	-
Net cash provided by (used in) investing activities	(2,431)	(23,353)	122,312
Cash flows from financing activities:
Distributions to partners	-	-	(143,788)
Distribution of subsidiaries	-	-	(7,125)
Contributions	-	-	(8)
Proceeds from long-term debt	10,800	39,000	-
Repayments of long-term debt	(13,500)	(17,500)	(44,000)
Deferred financing fees	(88)	-	-
Dividends paid	(11,734)	(30,293)	(4,356)
Distributions to non-controlling interests	(10,200)	(27,703)	(4,101)
Dividend equivalent rights paid	(100)	(154)	-
Net cash used in financing activities	(24,822)	(36,650)	(203,378)
Net increase (decrease) in cash and cash equivalents	181	(4,774)	(3,180)
Cash and cash equivalents, beginning of period	2,543	7,317	10,497
Cash and cash equivalents, end of period	$2,724	$2,543	$7,317
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,539	1,846	1,834
Cash paid for income taxes	-	1,260	1,350
Non-cash investing and financing activities:
Accrued bonus paid in stock	112	-	-
Right-of-use assets obtained in exchange for operating leases	1,547	-	-
Valuation of warrants related to the Transactions	-	-	42,500
Credit facility prior to the Transactions	-	-	38,000
Distribution of long-term debt to non-acquired entities prior to the Transactions	-	-	31,000
Deferred financing fees prior to the Transactions	-	-	3,214
Deferred tax asset related to the Transactions	-	-	60,603

The accompanying notes are an integral part of these consolidated financial statements

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

(In thousands)

	As restated, See Note 3
	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity
Balance at January 1, 2018	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions to partners	-	-	-	-	-	(143,750)	(38)	-	(143,788)
Net income prior to Transactions	-	-	-	-	-	80,959	115	-	81,074
Recapitalization in connection with the Transactions	45,855	5	40,000	4	115,167	(225,737)	99,756	-	(10,805)
Net income post Transactions	-	-	-	-	-	-	10,867	36,966	47,833
Distributions to non-controlling interests	-	-	-	-	-	-	(4,101)	-	(4,101)
Dividends to shareholders ($0.095 per share)	-	-	-	-	-	-	-	(4,356)	(4,356)
Balance at December 31, 2018	45,855	$5	40,000	$4	$115,167	$-	$107,228	$32,610	$255,014
Vested restricted stock grants	109	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,548	-	-	-	2,548
Dividend equivalent rights paid	-	-	-	-	(154)	-	-	-	(154)
Distributions to non-controlling interests	-	-	-	-	-	-	(27,703)	-	(27,703)
Dividends to shareholders ($0.66 per share)	-	-	-	-	-	-	-	(30,293)	(30,293)
Net income	-	-	-	-	-	-	16,564	20,419	36,983
Balance at December 31, 2019	45,964	$5	40,000	$4	$117,561	$-	$96,089	$22,736	$236,395
Vested restricted stock grants	143	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,592	-	-	-	3,592
Dividend equivalent rights paid	-	-	-	-	(100)	-	-	-	(100)
Distributions to non-controlling interests	-	-	-	-	-	-	(10,200)	-	(10,200)
Dividends to shareholders ($0.255 per share)	-	-	-	-	-	-	-	(11,734)	(11,734)
Net income	-	-	-	-	-	-	2,748	7,700	10,448
Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$-	$88,637	$18,702	$228,401

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturities of these instruments.  The Company’s Public Warrants also approximate their fair value because the publicly quoted prices on active, liquid and visible markets such as stock exchanges (Level 1). Because the Credit Facility (as defined in “Note 8 – Debt – Falcon Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2). The Company’s commodity derivative instruments are classified within Level 2.  The fair values of the Company’s commodity derivative instruments are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, publicly stated stock prices, volatility factors and discount rates, or can be corroborated from active markets.  The Company’s Private Placement Warrant liability is classified within Level 3 due to the significant unobservable inputs utilized in determining the fair value.  See “Note 9 – Warrants” for further information.

Warrant Liability

The Company issued the Public and Private Placement Warrants in connection with its initial public offering in 2017.  Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815-40 – “Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company’s warrants were classified as liabilities and are recorded at fair value at issuance and are subject to remeasurement at each reporting period.  Any change in fair value has been recorded in the statement of operations.

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

Share-Based Compensation

Share-based compensation awards are measured at fair value on the date of grant and are expensed, net of any actual forfeitures, over the required service period.  See “Note 10—Share-Based Compensation” for additional information.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends various aspects of existing guidance for leases. The new guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous

GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the Company recognized a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance was effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the modified retrospective approach upon adoption of the new guidance on the effective date of January 1, 2020.  Please see “Note 4—Impact of ASC 842 Adoption” for further details related to the Company’s adoption of this standard.

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

Note 3—Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”) on April 12, 2021.  Upon review and analysis of the Statement, management determined that the Company’s Public Warrants and Private Placement Warrants issued in connection with the closing of the Osprey initial public offering in July 2017 (see Notes 1 and 9) do not meet the scope exception from derivative accounting prescribed by ASC 815-40.  Accordingly, the Warrants should have been recognized by the Company at fair value as of August 23, 2018, the Closing Date, and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheets as of December 31, 2020 and 2019. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated statement of operations. The fair value of the Warrants that should have been recorded as of the Closing Date on August 23, 2018 was $42,500 thousand. The fair value of the Warrants as of December 31, 2020 and 2019 amounted to $3,503 and $8,631 thousand, respectively. The change in fair value amounted to $5,128, $6,069, and $27,800 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. Management concluded the effect of this error on the Company’s previously reported consolidated financial statements is material and, as such, the accompanying consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, and accompanying notes hereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”).

The following tables reflect the impact of the Restatement of the Company’s previously reported consolidated financial statements:

Falcon Minerals Corporation
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Assets:
Current assets:
Cash and cash equivalents	$2,724	$-	$2,724
Account receivable	5,419	-	5,419
Prepaid expenses	766	-	766
Total current assets	8,909	-	8,909
Royalty interests in oil and natural gas properties, net of accumulated amortization of $144,445	207,505	-	207,505
Property and equipment, net of accumulated depreciation of $179	427	-	427
Deferred tax asset, net	55,773	-	55,773
Other assets	3,015	-	3,015
Total assets	$275,629	$-	$275,629
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,540	$-	$1,540
Other current liabilities	1,557	-	1,557
Total current liabilities	3,097	-	3,097
Credit facility	39,800	-	39,800
Warrant liability	-	3,503	3,503
Other liabilities	828	-	828
Total liabilities	43,725	3,503	47,228
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 46,107,183 shares issued and outstanding as of December 31, 2020	5	-	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of December 31, 2020	4	-	4
Additional paid in capital	123,457	(2,404)	121,053
Non-controlling interests	108,438	(19,801)	88,637
Retained earnings	-	18,702	18,702
Total shareholders' equity	231,904	(3,503)	228,401
Total liabilities, shareholders' equity	$275,629	$-	$275,629

Falcon Minerals Corporation
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31, 2019
	As Previously Reported	Adjustments	As Restated
Assets:
Current assets:
Cash and cash equivalents	$2,543	$-	$2,543
Account receivable	7,889	-	7,889
Prepaid expenses	1,182	-	1,182
Total current assets	11,614	-	11,614
Royalty interests in oil and natural gas properties, net of accumulated amortization of $130,342	219,192	-	219,192
Property and equipment, net of accumulated depreciation of $75	517	-	517
Deferred tax asset, net	56,352	-	56,352
Other assets	2,530	-	2,530
Total assets	$290,205	$-	$290,205
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$2,206	$-	$2,206
Other current liabilities	-	-	-
Total current liabilities	2,206	-	2,206
Credit facility	42,500	-	42,500
Warrant liability	-	8,631	8,631
Other liabilities	473	-	473
Total liabilities	45,179	8,631	53,810
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 45,963,716 shares issued and outstanding as of December 31, 2019	5	-	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of December 31, 2019	4	-	4
Additional paid in capital	129,127	(11,566)	117,561
Non-controlling interests	115,890	(19,801)	96,089
Retained earnings	-	22,736	22,736
Total shareholders' equity	245,026	(8,631)	236,395
Total liabilities, shareholders' equity	$290,205	$-	$290,205

Falcon Minerals Corporation
Consolidated Statement of Operations
(In thousands, except share amounts)

	Year ended December 31, 2020
	As Previously Reported	Adjustments	As Restated
Revenues:
Oil and gas sales	$40,081	$-	$40,081
Gain (loss) on commodity derivative instruments	(1,200)	-	(1,200)
Total revenue	38,881	-	38,881
Operating expenses:
Production and ad valorem taxes	2,807	-	2,807
Marketing and transportation	1,993	-	1,993
Amortization of royalty interests in oil and natural gas properties	14,103	-	14,103
General, administrative, and other	11,997	-	11,997
Total operating expenses	30,900	-	30,900
Operating income	7,981	-	7,981
Other income (expense):
Gain on the sale of assets	-	-	-
Change in fair value of warrant liability	-	5,128	5,128
Other income	125	-	125
Interest expense	(2,197)	-	(2,197)
Total other income (expense)	(2,072)	5,128	3,056
Income before income taxes	5,909	5,128	11,037
Provision for income taxes	589	-	589
Income from continuing operations	5,320	5,128	10,448
Income from discontinued operations	-	-	-
Net income	5,320	5,128	10,448
Net income attributable to non-controlling interests	(2,748)	-	(2,748)
Net income attributable to common shareholders/unitholders	$2,572	$5,128	$7,700

Earnings per common share:
Common shares - basic	$0.05	$0.12	$0.17
Common shares - diluted	$0.05	$0.06	$0.11
Weighted average number of shares outstanding:
Common shares - basic	46,031	-	46,031
Common shares - diluted	46,031	40,000	86,031

Falcon Minerals Corporation
Consolidated Statement of Operations
(In thousands, except share amounts)

	Year ended December 31, 2019
	As Previously Reported	Adjustments	As Restated
Revenues:
Oil and gas sales	$68,463	$-	$68,463
Gain (loss) on commodity derivative instruments	-	-	-
Total revenue	68,463	-	68,463
Operating expenses:
Production and ad valorem taxes	4,262		4,262
Marketing and transportation	2,396		2,396
Amortization of royalty interests in oil and natural gas properties	12,737		12,737
General, administrative, and other	11,912		11,912
Total operating expenses	31,307	-	31,307
Operating income	37,156	-	37,156
Other income (expense):
Gain on the sale of assets	-		-
Change in fair value of warrant liability	-	6,069	6,069
Other income	165		165
Interest expense	(2,489)		(2,489)
Total other income (expense)	(2,324)	6,069	3,745
Income before income taxes	34,832	6,069	40,901
Provision for income taxes	3,918		3,918
Income from continuing operations	30,914	6,069	36,983
Income from discontinued operations	-		-
Net income	30,914	6,069	36,983
Net income attributable to non-controlling interests	(16,564)		(16,564)
Net income attributable to common shareholders/unitholders	$14,350	$6,069	$20,419

Earnings per common share:
Common shares - basic	$0.31	$0.13	$0.44
Common shares - diluted	$0.31	$0.08	$0.39
Weighted average number of shares outstanding:
Common shares - basic	45,893	-	45,893
Common shares - diluted	45,893	40,000	85,893

Falcon Minerals Corporation
Consolidated Statement of Operations
(In thousands, except share amounts)

	Year ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Revenues:
Oil and gas sales	$98,655	$-	$98,655
Gain (loss) on commodity derivative instruments	(1,456)	-	(1,456)
Total revenue	97,199	-	97,199
Operating expenses:
Production and ad valorem taxes	5,143		5,143
Marketing and transportation	2,368		2,368
Amortization of royalty interests in oil and natural gas properties	16,962		16,962
General, administrative, and other	9,544		9,544
Total operating expenses	34,017	-	34,017
Operating income	63,182	-	63,182
Other income (expense):
Gain on the sale of assets	41,382		41,382
Change in fair value of warrant liability	-	27,800	27,800
Other income	46		46
Interest expense	(2,350)		(2,350)
Total other income (expense)	39,078	27,800	66,878
Income before income taxes	102,260	27,800	130,060
Provision for income taxes	3,292		3,292
Income from continuing operations	98,968	27,800	126,768
Income from discontinued operations	2,139		2,139
Net income	101,107	27,800	128,907
Net income attributable to non-controlling interests	(10,982)		(10,982)
Net income attributable to common shareholders/unitholders	$90,125	$27,800	$117,925

Earnings per common share:
Common shares - basic	$0.20	$0.61	$0.81
Common shares - diluted	$0.20	$0.33	$0.53
Weighted average number of shares outstanding:
Common shares - basic	45,855	-	45,855
Common shares - diluted	45,855	40,000	85,855

Falcon Minerals Corporation
Consolidated Statement of Cash Flows
(In thousands, except share amounts)
	Year ended December 31, 2020
	As Previously Reported	Adjustments	As Restated
Cash flow from operating activities:
Net income	$5,320	$5,128	$10,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	-		-
Unrealized (gain) loss on commodity derivative instruments	944		944
Change in fair value of warrant liability	-	(5,128)	(5,128)
Amortization of royalty interests in oil and natural gas properties	14,103		14,103
Amortization of right-of-use assets	492		492
Accretion of asset retirement obligation	-		-
Amortization of debt issuance costs	658		658
Deferred rent	-		-
Depreciation of property and equipment	104		104
Share based compensation	3,480		3,480
Deferred income taxes	579		579
Cash paid to settle derivatives	-		-
Changes in operating assets and liabilities			-
Accounts receivable	2,470		2,470
Prepaid expenses	416		416
Other assets	-		-
Accounts payable and accrued expenses	(553)		(553)
Other liabilities	(579)		(579)
Net cash provided by operating activities	27,434	-	27,434
Cash flows from investing activities:
Additions to oil and natural gas properties	-		-
Cash acquired in the Transactions	-		-
Proceeds from the sale of assets	-		-
Acquisition of oil and natural gas properties	(2,417)		(2,417)
Purchase of property and equipment	(14)		(14)
Net cash provided by (used in) investing activities	(2,431)	-	(2,431)
Cash flows from financing activities:
Distributions to partners	-		-
Distribution of subsidiaries	-		-
Contributions	-		-
Proceeds from long-term debt	10,800		10,800
Repayments of long-term debt	(13,500)		(13,500)
Deferred financing fees	(88)		(88)
Dividends paid	(11,734)		(11,734)
Distributions to non-controlling interests	(10,200)		(10,200)
Dividend equivalent rights paid	(100)		(100)
Net cash used in financing activities	(24,822)	-	(24,822)
Net increase (decrease) in cash and cash equivalents	181	-	181
Cash and cash equivalents, beginning of period	2,543		2,543
Cash and cash equivalents, end of period	$2,724	$-	$2,724
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,539	$-	$1,539
Cash paid for income taxes	-	-	-
Non-cash investing and financing activities:
Accrued bonus paid in stock	112	-	112
Right-of-use assets obtained in exchange for operating leases	1,547	-	1,547

Falcon Minerals Corporation
Consolidated Statement of Cash Flows
(In thousands, except share amounts)
	Year ended December 31, 2019
	As Previously Reported	Adjustments	As Restated
Cash flow from operating activities:
Net income	$30,914	$6,069	$36,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	-		-
Unrealized (gain) loss on commodity derivative instruments	-		-
Change in fair value of warrant liability	-	(6,069)	(6,069)
Amortization of royalty interests in oil and natural gas properties	12,737		12,737
Amortization of right-of-use assets	-		-
Accretion of asset retirement obligation	-		-
Amortization of debt issuance costs	643		643
Deferred rent	473		473
Depreciation of property and equipment	75		75
Share based compensation	2,548		2,548
Deferred income taxes	2,421		2,421
Cash paid to settle derivatives	-		-
Changes in operating assets and liabilities			-
Accounts receivable	3,383		3,383
Prepaid expenses	342		342
Other assets	10		10
Accounts payable and accrued expenses	1,683		1,683
Other liabilities	-		-
Net cash provided by operating activities	55,229	-	55,229
Cash flows from investing activities:
Additions to oil and natural gas properties	-		-
Cash acquired in the Transactions	-		-
Proceeds from the sale of assets	-		-
Acquisition of oil and natural gas properties	(22,761)		(22,761)
Purchase of property and equipment	(592)		(592)
Net cash provided by (used in) investing activities	(23,353)	-	(23,353)
Cash flows from financing activities:
Distributions to partners	-		-
Distribution of subsidiaries	-		-
Contributions	-		-
Proceeds from long-term debt	39,000		39,000
Repayments of long-term debt	(17,500)		(17,500)
Deferred financing fees	-		-
Dividends paid	(30,293)		(30,293)
Distributions to non-controlling interests	(27,703)		(27,703)
Dividend equivalent rights paid	(154)		(154)
Net cash used in financing activities	(36,650)	-	(36,650)
Net increase (decrease) in cash and cash equivalents	(4,774)	-	(4,774)
Cash and cash equivalents, beginning of period	7,317		7,317
Cash and cash equivalents, end of period	$2,543	$-	$2,543
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,846	$-	$1,846
Cash paid for income taxes	1,260	-	1,260

Falcon Minerals Corporation
Consolidated Statement of Cash Flows
(In thousands, except share amounts)
	Year ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Cash flow from operating activities:
Net income	$101,107	$27,800	$128,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	(41,382)		(41,382)
Unrealized (gain) loss on commodity derivative instruments	1,151		1,151
Change in fair value of warrant liability	-	(27,800)	(27,800)
Amortization of royalty interests in oil and natural gas properties	18,536		18,536
Amortization of right-of-use assets	-		-
Accretion of asset retirement obligation	7		7
Amortization of debt issuance costs	457		457
Deferred rent	-		-
Depreciation of property and equipment	-		-
Share based compensation	-		-
Deferred income taxes	2,285		2,285
Cash paid to settle derivatives	(1,151)		(1,151)
Changes in operating assets and liabilities			-
Accounts receivable	1,882		1,882
Prepaid expenses	(278)		(278)
Other assets	(182)		(182)
Accounts payable and accrued expenses	(4,399)		(4,399)
Other liabilities	(147)		(147)
Net cash provided by operating activities	77,886	-	77,886
Cash flows from investing activities:
Additions to oil and natural gas properties	(523)		(523)
Cash acquired in the Transactions	2,920		2,920
Proceeds from the sale of assets	121,130		121,130
Acquisition of oil and natural gas properties	(1,215)		(1,215)
Purchase of property and equipment	-		-
Net cash provided by (used in) investing activities	122,312	-	122,312
Cash flows from financing activities:
Distributions to partners	(143,788)		(143,788)
Distribution of subsidiaries	(7,125)		(7,125)
Contributions	(8)		(8)
Proceeds from long-term debt	-		-
Repayments of long-term debt	(44,000)		(44,000)
Deferred financing fees	-		-
Dividends paid	(4,356)		(4,356)
Distributions to non-controlling interests	(4,101)		(4,101)
Dividend equivalent rights paid	-		-
Net cash used in financing activities	(203,378)	-	(203,378)
Net increase (decrease) in cash and cash equivalents	(3,180)	-	(3,180)
Cash and cash equivalents, beginning of period	10,497		10,497
Cash and cash equivalents, end of period	$7,317	$-	$7,317
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,834	$-	$1,834
Cash paid for income taxes	1,350	-	1,350
Non-cash investing and financing activities:
Initial valuation of warrants related to the Transactions	-	42,500	42,500
Credit facility prior to the Transactions	38,000	-	38,000
Distribution of long-term debt to non-acquired entities prior to the Transactions	31,000	-	31,000
Deferred financing fees prior to the Transactions	3,214	-	3,214
Deferred tax asset related to the Transactions	60,603	-	60,603

Falcon Minerals Corporation
Statement of Shareholders' Equity and Partners' Capital
(In thousands, except per share amounts)

	Class A Common Stock		Class C Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity
Balance at January 1, 2020	45,964	$5	40,000	$4	$129,127	$-	$115,890	$-	$245,026
Vested restricted stock grants	143	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,592	-	-	-	3,592
Dividend equivalent rights paid	-	-	-	-	(100)	-	-	-	(100)
Distributions to non-controlling interests	-	-	-	-	-	-	(10,200)	-	(10,200)
Dividends to shareholders ($0.255 per share)	-	-	-	-	(9,162)	-	-	(2,572)	(11,734)
Net income	-	-	-	-	-	-	2,748	2,572	5,320
Balance at December 31, 2020	46,107	$5	40,000	$4	$123,457	$-	$108,438	$-	$231,904
Adjustments
Balance at January 1, 2020	$-	$-	$-	$-	$(11,566)	$-	$(19,801)	$22,736	$(8,631)
Vested restricted stock grants	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	-
Dividends to shareholders ($0.255 per share)	-	-	-	-	9,162	-	-	(9,162)	-
Net income	-	-	-	-	-	-	-	5,128	5,128
Balance at December 31, 2020	-	$-	-	$-	$(2,404)	$-	$(19,801)	$18,702	$(3,503)
As Restated
Balance at January 1, 2020	45,964	$5	40,000	$4	$117,561	$-	$96,089	$22,736	$236,395
Vested restricted stock grants	143	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,592	-	-	-	3,592
Dividend equivalent rights paid	-	-	-	-	(100)	-	-	-	(100)
Distributions to non-controlling interests	-	-	-	-	-	-	(10,200)	-	(10,200)
Dividends to shareholders ($0.255 per share)	-	-	-	-	-	-	-	(11,734)	(11,734)
Net income	-	-	-	-	-	-	2,748	7,700	10,448
Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$-	$88,637	$18,702	$228,401

Falcon Minerals Corporation
Statement of Shareholders' Equity and Partners' Capital
(In thousands, except per share amounts)

	Class A Common Stock		Class C Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity
Balance at January 1, 2019	45,855	$5	40,000	$4	$137,866	$-	$127,029	$4,810	$269,714
Vested restricted stock grants	109	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,548	-	-	-	2,548
Dividend equivalent rights paid	-	-	-	-	(154)	-	-	-	(154)
Distributions to non-controlling interests	-	-	-	-	-	-	(27,703)	-	(27,703)
Dividends to shareholders ($0.66 per share)	-	-	-	-	(11,133)	-	-	(19,160)	(30,293)
Net income	-	-	-	-	-	-	16,564	14,350	30,914
Balance at December 31, 2019	45,964	$5	40,000	$4	$129,127	$-	$115,890	$-	$245,026
Adjustments
Balance at January 1, 2019	$-	$-	$-	$-	$(22,699)	$-	$(19,801)	$27,800	$(14,700)
Vested restricted stock grants	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	-
Dividends to shareholders ($0.66 per share)	-	-	-	-	11,133	-	-	(11,133)	-
Net income	-	-	-	-	-	-	-	6,069	6,069
Balance at December 31, 2019	-	$-	-	$-	$(11,566)	$-	$(19,801)	$22,736	$(8,631)
As Restated
Balance at January 1, 2019	45,855	$5	40,000	$4	$115,167	$-	$107,228	$32,610	$255,014
Vested restricted stock grants	109	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,548	-	-	-	2,548
Dividend equivalent rights paid	-	-	-	-	(154)	-	-	-	(154)
Distributions to non-controlling interests	-	-	-	-	-	-	(27,703)	-	(27,703)
Dividends to shareholders ($0.66 per share)	-	-	-	-	-	-	-	(30,293)	(30,293)
Net income	-	-	-	-	-	-	16,564	20,419	36,983
Balance at December 31, 2019	45,964	$5	40,000	$4	$117,561	$-	$96,089	$22,736	$236,395

Falcon Minerals Corporation
Statement of Shareholders' Equity and Partners' Capital
(In thousands, except per share amounts)

	Class A Common Stock		Class C Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Additional Paid In Capital	Partners' Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity
Balance at January 1, 2018	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions to partners	-	-	-	-	-	(143,750)	(38)	-	(143,788)
Net income prior to Transactions	-	-	-	-	-	80,959	115	-	81,074
Recapitalization in connection with the Transactions	45,855	5	40,000	4	137,866	(225,737)	119,557	-	31,695
Net income post Transactions	-	-	-	-	-	-	10,867	9,166	20,033
Distributions to non-controlling interests	-	-	-	-	-	-	(4,101)	-	(4,101)
Dividends to shareholders ($0.095 per share)	-	-	-	-	-	-	-	(4,356)	(4,356)
Balance at December 31, 2018	45,855	$5	40,000	$4	$137,866	$-	$127,029	$4,810	$269,714
Adjustments
Balance at January 1, 2018	$-	$-	$-	$-	$-	$-	$-	$-	$-
Distributions to partners	-	-	-	-	-	-	-	-	-
Net income prior to Transactions	-	-	-	-	-	-	-	-	-
Recapitalization in connection with the Transactions	-	-	-	-	(22,699)	-	(19,801)	-	(42,500)
Net income post Transactions	-	-	-	-	-	-	-	27,800	27,800
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	-
Dividends to shareholders ($0.095 per share)	-	-	-	-	-	-	-	-	-
Balance at December 31, 2018	-	$-	-	$-	$(22,699)	$-	$(19,801)	$27,800	$(14,700)
As Restated
Balance at January 1, 2018	-	$-	-	$-	$-	$288,528	$629	$-	$289,157
Distributions to partners	-	-	-	-	-	(143,750)	(38)	-	(143,788)
Net income prior to Transactions	-	-	-	-	-	80,959	115	-	81,074
Recapitalization in connection with the Transactions	45,855	5	40,000	4	115,167	(225,737)	99,756	-	(10,805)
Net income post Transactions	-	-	-	-	-	-	10,867	36,966	47,833
Distributions to non-controlling interests	-	-	-	-	-	-	(4,101)	-	(4,101)
Dividends to shareholders ($0.095 per share)	-	-	-	-	-	-	-	(4,356)	(4,356)
Balance at December 31, 2018	45,855	$5	40,000	$4	$115,167	$-	$107,228	$32,610	$255,014

Note 4—Impact of ASC 842 Adoption

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

Note 5 – Transactions

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

Note 6—Commodity Derivative Financial Instruments

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

Note 7—Oil and Natural Gas Interests

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

Note 8—Debt

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

Note 9—Warrants

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

The Company accounts for the Public and Private Placement Warrants (the “Warrants”) in accordance with ASC 815.  ASC 815 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract.  Therefore, the Warrants were recorded at fair value upon issuance and remeasured at each reporting period with the change in fair value recorded in the statement of operations.  As of December 31, 2020 and 2019, there were 13,749,998 and 13,749,999, respectively, Public Warrants outstanding.  As of December 31, 2020 and 2019, there were

7,500,000 Private Placement Warrants outstanding for each period.  The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period and the Private Placement Warrants were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

	2020	2019
Stock price	$2.15 - $3.20	$5.75 - $8.84
Volatility	60.1% - 71.9%	36.8% - 44.4%
Risk-free rate	0.16% - 0.31%	1.55% - 2.21%
Dividend yield	8.17% - 9.00%	7.58% - 10.30%
Term	2.65 - 3.40 years	3.65 - 4.40 years

The following is a reconciliation of the beginning and ending balance for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020, 2019 and 2018 (in thousands):

Level 3
Warrant Liability
Fair value of warrant liability at August 23, 2018, time of Transactions	$42,500
Increase (decrease) in fair value	(27,800)
Fair value of warrant liability at December 31, 2018	$14,700
Increase (decrease) in fair value	(6,069)
Fair value of warrant liability at December 31, 2019	$8,631
Increase (decrease) in fair value	(5,128)
Fair value of warrant liability at December 31, 2020	$3,503

Note 10—Shareholders’ Equity and Dividends

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

Note 11—Share-Based Compensation

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

Note 12—Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to common stockholders - basic	$7,700	$20,419	$36,966
Plus: Net income attributable to non-controlling interests, net of taxes	2,236	12,936	8,487
Less: Earnings allocated to participating securities	(64)	(115)	-
Net income attributable to common stockholders - diluted	$9,872	$33,240	$45,453
Denominator:
Weighted average shares outstanding - basic	46,031	45,893	45,855
Effect of dilutive securities	40,000	40,000	40,000
Weighted average shares outstanding - diluted	86,031	85,893	85,855

Net income per common share - basic	$0.17	$0.44	$0.81
Net income per common share - diluted	$0.11	$0.39	$0.53

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

Note 13—Income Taxes

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

The components of the provision for income taxes for the years ended December 31, 2020, 2019, and 2018 are as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current income tax provision:
Federal	$10	$1,459	$995
State	-	38	12
Total current income tax provision	10	1,497	1,007
Deferred income tax provision:
Federal	574	2,399	2,264
State	5	22	21
Total deferred income tax provision	579	2,421	2,285
Total provision for income taxes	$589	$3,918	$3,292

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income tax expense at the federal statutory tax rate (21%)	$2,318	$8,589	$27,313
Impact of net income attributable to the non-controlling interests	(577)	(3,478)	(2,306)
State taxes, net of federal benefit	4	47	-
Impact of net income attributable to pre-business combination period	-	-	(16,576)
Impact of pre-business combination tax adjustment	-	-	824
Warrant liability adjustment	(1,077)	(1,274)	(5,838)
Other, net	(79)	34	(125)
Provision for (benefit from) income taxes	$589	$3,918	$3,292

The components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Difference in carrying value and tax basis in oil and gas assets	$52,790	$56,057
Net operating loss	2,032	-
Share-based compensation	1,052	394
Total deferred tax assets	55,874	56,451
Valuation allowance	-	-
Net deferred tax assets	55,874	56,451
Deferred tax liabilities:
Prepaid Expenses	101	99
Net deferred tax assets	$55,773	$56,352

Note 14—Related Party Transactions

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

Note 15—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	For the Year Ended
	December 31,
	2020	2019	2018
Conoco Phillips	42%	33%	39%
EOG	20%	29%	22%
Devon	16%	18%	16%
Total	78%	80%	77%

Note 16—Commitments and Contingencies

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

Note 17—Subsequent Events

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

Note 18 – Quarterly Financial Data (Unaudited)

Subsequent to the issuance of the Company’s consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”) on April 12, 2021.  Upon review and analysis of the Statement, management determined that the Company’s Public Warrants and Private Placement Warrants issued in connection with the closing of the Osprey initial public offering in July 2017 (see Notes 1 and 9) do not meet the scope exception from derivative accounting prescribed by ASC 815-40.  Accordingly, the Warrants should have been recognized by the Company at fair value as of August 23, 2018, the Closing Date, and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheet. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated statement of operations. The fair value of the Warrants that should have been recorded as of the Closing Date on August 23, 2018 was $42,500 thousand. The change in fair value amounted to $5,678, $207, $971, and $(1,728) thousand for the quarters ended March 31, June 30, September 30, and December 31, 2020, respectively. The change in fair value amounted to $(4,887), $(1,350), $13,516, and $(1,210) thousand for the quarters ended March 31, June 30, September 30, and December 31, 2019, respectively. Management concluded the effect of this error on the Company’s previously reported consolidated financial statements is material and, as such, the accompanying unaudited quarterly financial data  for each of the quarters in the years ended December 31, 2020 and 2019, have been restated from the amounts previously reported to give effect to the correction of this error.

The following tables reflect the impact of the Restatement of the Company’s previously reported unaudited quarterly financial data:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Revenues	$13,600	$6,115	$9,669	$9,497
Operating income (loss)	$5,602	$(1,104)	$2,014	$1,469
Net income (loss) attributable to common shareholders	$7,883	$(368)	$1,560	$(1,375)
Net income (loss) per share:
Common shares - basic	$0.17	$(0.01)	$0.03	$(0.03)
Common shares - diluted	$0.11	$(0.01)	$0.02	$(0.03)
Weighted average number of shares outstanding:
Common shares - basic	45,967	46,001	46,055	46,099
Common shares - diluted	85,967	46,001	86,055	46,099

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Revenues	$21,258	$18,246	$15,908	$13,051
Operating income	$13,331	$10,776	$8,081	$4,968
Net income attributable to common shareholders	$495	$2,406	$16,400	$1,118
Net income per share:
Common shares - basic	$0.01	$0.05	$0.36	$0.02
Common shares - diluted	$0.01	$0.05	$0.22	$0.02
Weighted average number of shares outstanding:
Common shares - basic	45,856	45,858	45,899	45,956
Common shares - diluted	45,856	45,858	85,899	45,956

Note 19 – Supplemental Information on Oil and Natural Gas Operations (Unaudited)

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