Form 10-Q
period 2021-03-31
Falcon Minerals Corp
filed 2021-05-10
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, there were 46,208,867 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$2,927	$2,724
Account receivable	8,249	5,419
Prepaid expenses	742	766
Total current assets	11,918	8,909
Royalty interests in oil and natural gas properties, net of accumulated amortization of $147,632 and $144,445 respectively	204,318	207,505
Property and equipment, net	400	427
Deferred tax asset, net	55,314	55,773
Other assets	2,719	3,015
Total assets	$274,669	$275,629
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$1,236	$1,540
Other current liabilities	2,077	1,557
Total current liabilities	3,313	3,097
Credit facility	40,500	39,800
Warrant liability	6,706	3,503
Other non-current liabilities	740	828
Total liabilities	51,259	47,228
Commitments and contingencies (See Note 15)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 46,185,393 and 46,107,183 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of March 31, 2021 and December 31, 2020	4	4
Additional paid in capital	121,975	121,053
Non-controlling interests	87,589	88,637
Retained earnings	13,837	18,702
Total shareholders' equity	223,410	228,401
Total liabilities and shareholders' equity	$274,669	$275,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
		As restated, See Note 3
Revenues:
Oil and gas sales	$14,216	$13,600
Gain (loss) on commodity derivative instruments	(1,712)	-
Total revenue	12,504	13,600
Operating expenses:
Production and ad valorem taxes	810	854
Marketing and transportation	391	397
Amortization of royalty interests in oil and natural gas properties	3,187	3,674
General, administrative, and other	3,436	3,073
Total operating expenses	7,824	7,998
Operating income	4,680	5,602
Other income (expense):
Change in fair value of warrant liability	(3,202)	5,678
Other income	13	31
Interest expense	(487)	(680)
Total other income (expense)	(3,676)	5,029
Income before income taxes	1,004	10,631
Provision for income taxes	459	444
Net income	545	10,187
Net income attributable to non-controlling interests	(1,952)	(2,304)
Net income (loss) attributable to common shareholders	$(1,407)	$7,883

Earnings (loss) per common share:
Common shares - basic	$(0.03)	$0.17
Common shares - diluted	$(0.03)	$0.11
Weighted average number of shares outstanding:
Common shares - basic	46,125	45,967
Common shares - diluted	46,125	85,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2021	2020
		As restated, See Note 3
Cash flow from operating activities:
Net income	$545	$10,187
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty interests in oil and natural gas properties	3,187	3,674
Depreciation of property and equipment	26	26
Amortization of debt issuance costs	168	161
Amortization of right-of-use assets	129	117
Unrealized (gain) loss on commodity derivative instruments	583	-
Change in fair value of warrant liability	3,202	(5,678)
Stock-based compensation	972	724
Deferred income taxes	459	444
Changes in operating assets and liabilities
Accounts receivable	(2,831)	2,041
Prepaid expenses	24	86
Accounts payable and accrued expenses	(302)	(985)
Other liabilities	(151)	(139)
Net cash provided by operating activities	6,011	10,658
Cash flows from investing activities:
Purchase of property and equipment	-	(14)
Acquisition of oil and natural gas properties	-	(2,101)
Net cash used in investing activities	-	(2,115)
Cash flows from financing activities:
Proceeds from credit facility	4,000	10,000
Repayments of long-term debt	(3,300)	(7,250)
Dividends paid	(3,458)	(6,205)
Distributions to non-controlling interests	(3,000)	(5,400)
Distribution equivalent rights paid	(50)	(42)
Net cash used in financing activities	(5,808)	(8,897)
Net increase (decrease) in cash and cash equivalents	203	(354)
Cash and cash equivalents, beginning of period	2,724	2,543
Cash and cash equivalents, end of period	$2,927	$2,189
Supplemental disclosure of cash flow information:
Cash paid for interest	$319	$519
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating leases	$-	$1,547
Accrued bonus paid in stock	$-	$113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
(As restated, see Note 3)	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2019	45,964	$5	40,000	$4	$117,561	$96,089	$22,736	$236,395
Vested restricted stock grants	24	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	836	-	-	836
Distribution equivalent rights paid	-	-	-	-	(42)	-	-	(42)
Distributions to non-controlling interests	-	-	-	-	-	(5,400)	-	(5,400)
Dividends to shareholders ($0.135 per share)	-	-	-	-	-	-	(6,205)	(6,205)
Net income	-	-	-	-	-	2,304	7,883	10,187
Balance at March 31, 2020	45,988	$5	40,000	$4	$118,355	$92,993	$24,414	$235,771

Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$88,637	$18,702	$228,401
Vested restricted stock grants	78	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	972	-	-	972
Distribution equivalent rights paid	-	-	-	-	(50)	-	-	(50)
Distributions to non-controlling interests	-	-	-	-	-	(3,000)	-	(3,000)
Dividends to shareholders ($0.075 per share)	-	-	-	-	-	-	(3,458)	(3,458)
Net income (loss)	-	-	-	-	-	1,952	(1,407)	545
Balance at March 31, 2021	46,185	5	40,000	4	121,975	87,589	13,837	223,410

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

On July 26, 2017, the Company consummated an Initial Public Offering (“IPO”) issuing units consisting of common shares and warrants (“Unit”).  Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”), totaling 13,750,000 Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Osprey Sponsor, LLC (“Sponsor”), generating gross proceeds of $7,500,000.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. All intercompany balances and transactions are eliminated in consolidation.

The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Amended Annual Report on Form 10-K/A that the Company filed with the SEC on May 5, 2021.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of March 31, 2021, and December 31, 2020, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the three months ended March 31, 2021 or 2020.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three months ended March 31, 2021 and 2020.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $1.6 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.  In May 2020, the Company entered into an amendment to the Credit Facility and capitalized an additional $0.1 million of associated costs which will be amortized over the remainder of the term of the Credit Facility.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments. The Company’s Public Warrants also approximate their fair value because the publicly quoted prices on active, liquid, and visible markets such as stock exchanges (Level 1). Because the Credit Facility (as defined in “Note 7 – Debt – Falcon Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2). The Company’s commodity derivative instruments are classified within Level 2.  The fair values of the Company’s commodity derivative instruments are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.  The Company’s Private Placement Warrant liability is classified within Level 3 due to the significant unobservable inputs utilized in determining the fair value.  See “Note 8 – Warrants” for further information.

Warrant Liability

The Company issued the Public and Private Placement Warrants in connection with its IPO in 2017.  Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815-40 – “Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company’s warrants were classified as liabilities and are recorded at fair value upon issuance and are subject to remeasurement at each reporting period.  Any change in fair value has been recorded in the statement of operations.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

In December 2019, the FASB issued new guidance which amends certain aspects of accounting for income taxes. This amendment removes specific exceptions within existing GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. It also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. This amendment is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted.  The adoption of this standard did not have a material impact to the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The standard was effective upon issuance and generally can be applied through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected the amendments in this update must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This standard clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. Management has elected to apply this update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's financial statements.

Note 3—Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 5, 2021, the Company amended our Annual Report on Form 10-K/A for the year ended December 31, 2020 to restate our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  On April 12, 2021, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”).  Upon review and analysis of the Statement, management determined that the Company’s Public Warrants and Private Placement Warrants issued in connection with the closing of the Company’s IPO in July 2017 (see Notes 1 and 8) do not meet the scope exception from derivative accounting prescribed by ASC 815-40.  Accordingly, the Warrants should have been recognized by the Company at fair value as of August 23, 2018, the Closing Date, and classified as a liability, rather than equity. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated statement of operations. The change in fair value amounted to $5,678 thousand for the three months ended March 31, 2020. Management concluded the effect of this error on the Company’s previously reported condensed consolidated financial statements is material and, as such, the accompanying condensed consolidated financial statements for the three months ended March 31, 2020, and accompanying notes hereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”).

The following tables reflect the impact of the Restatement of the Company’s previously reported condensed consolidated financial statements:

	Condensed Consolidated Statement of Operations
	For the three months ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant liability	$-	$5,678	$5,678
Total other income (expense)	$(649)	$5,678	$5,029
Income before taxes	$4,953	$5,678	$10,631
Net income	$4,509	$5,678	$10,187
Net income attributable to common shareholders	$2,205	$5,678	$7,883
Earnings per share - basic	$0.05	$0.12	$0.17
Earnings per share - diluted	$0.05	$0.06	$0.11
Common shares - diluted	45,967	40,000	85,967

	Condensed Consolidated Statement of Cash Flows
	For the three months ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
Net income	$4,509	$5,678	$10,187
Change in fair value of warrant liability	$-	$(5,678)	$(5,678)

	Condensed Consolidated Statement of Shareholders' Equity
	For the three months ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
Additional paid in capital	$125,921	$(7,566)	$118,355
Non-controlling interests	$112,794	$(19,801)	$92,993
Retained earnings	$-	$24,414	$24,414
Net income	$4,509	$5,678	$10,187

Note 4—Leases

Substantially all of the Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through April 2027. The Company’s ROU assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.  ROU operating assets and operating lease liabilities are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021.

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

Our lease obligations are primarily comprised of the main office spaces used for operations and are recorded as General, administrative, and other expenses in the Consolidated Statement of Operations.  As of March 31, 2021, our lease obligations were classified as operating leases.  The Company’s rental costs associated with these office spaces was $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2021 and 2020.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of March 31, 2021, the weighted average remaining lease term is 3.3 years and the weighted average discount rate is 4.22%.

As of March 31, 2021, the Company has ROU assets of $0.9 million recorded as Other Assets, $0.6 million of corresponding obligations recorded as Other Current Liabilities and $0.7 million of corresponding obligations recorded as Other Liabilities on the Company’s condensed consolidated balance sheet.

As of March 31, 2021, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Lease obligations	$1,177	$457	$228	$196	$199	$58	$39
Total	$1,177	$457	$228	$196	$199	$58	$39

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

As of March 31, 2021, the Company’s open derivative contracts consisted of fixed-price swap oil contracts.  A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  The Company has not designated any of its contracts as fair value or cash flow hedges.  Accordingly, the changes in fair value of the contracts are included in the consolidated statement of operations in the period of the change.  All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statement of operations.  Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The Company’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period.  Settlement for oil derivative contracts occurs in the succeeding month.

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets.  While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate.  The evaluation includes reviewing a counterparty’s credit rating and latest financial information.  As of March 31, 2021, the Company had one counterparty, which is rated Aa3 or better by Moody’s and is a lender under the Credit Facility.

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

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of March 31, 2021 and December 31, 2020 (in thousands):

		As of March 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$-	$-	$-
Long-term asset	Other assets	-	-	-
Total assets		$-	$-	$-
Liabilities:
Current liability	Other current liabilities	$1,527	$-	$1,527
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$1,527	$-	$1,527

		As of December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$342	$(342)	$-
Long-term asset	Other assets	-	-	-
Total assets		$342	$(342)	$-
Liabilities:
Current liability	Other current liabilities	$1,286	$(342)	$944
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$1,286	$(342)	$944

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Unrealized gain (loss) of open non-hedge derivative instruments	$(583)	$-
Realized gain (loss) on settlement of non-hedge derivative instruments	(1,129)	-
Gain (loss) on commodity derivative instruments	$(1,712)	$-

The Company had the following open derivative contracts for oil as of March 31, 2021:

			Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)	Weighted Average Price (Per Bbl)	Low	High
Oil Swap Contracts:
2021
Second Quarter	100,000	$57.85	$57.85	$57.85
Third Quarter	86,000	$56.29	$56.29	$56.29
Fourth Quarter	77,000	$54.85	$54.85	$54.85

Note 6—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Oil and natural gas interests:
Subjection to depletion	$320,762	$319,487
Not subjection to depletion	31,188	32,463
Gross oil and natural gas interests	351,950	351,950
Accumulated depletion and impairment	(147,632)	(144,445)
Oil and natural gas interests, net	$204,318	$207,505

Note 7—Debt

Falcon Credit Facility

On the Closing Date, the Company entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date.As of March 31, 2021, the Company had borrowings of $40.5 million under the Credit Facility at an interest rate of 2.61% and $29.5 million available for future borrowings under the Credit Facility. Unamortized deferred issuance costs were $1.6 million as of March 31, 2021 and are being amortized over the remaining term of the Credit Facility.

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

As of March 31, 2021, the Company was in compliance with such covenants.

Note 8—Warrants

In July 2017, the Company consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at the initial price of $11.50 per share. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $0.50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants.  For the quarters ending June 30, 2019 and September 30, 2019, the Company paid Extraordinary Dividends of $0.12 and $0.04, respectively.  Accordingly, the exercise price of the Company’s warrants was reduced to $11.38 after the Extraordinary Dividend paid for the quarter ended June 30, 2019 and was further reduced to $11.34 after the Extraordinary Dividend paid for the quarter ended September 30, 2019.  There have been no additional changes to the exercise price since then.  The Public Warrants will expire five years after the closing of the Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Upon closing of the IPO, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant.  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.34.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.

The Company accounted for the Public and Private Placement Warrants (the “Warrants”) in accordance with ASC 815.  ASC 815 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract.  Therefore, the Warrants were recorded at fair value upon issuance and remeasured at each reporting period with the change in fair value recorded in the statement of operations.  As of March 31, 2021 and December 31, 2020, there were 13,749,998 of Public Warrants outstanding for each period.  As of March 31, 2021 and December 31, 2020, there were 7,500,000 of Private Placement Warrants outstanding for each period.  The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period and the Private Placement Warrants were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

	2021	2020
Stock price	$4.49	$2.01 - $3.10
Volatility	63.1%	57.8% - 75.0%
Risk-free rate	0.24%	0.16% - 0.31%
Dividend yield	6.63%	8.30% - 9.00%
Term	2.4 years	2.65 - 3.40 years

The following is a reconciliation of the beginning and ending balance for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020(in thousands):

Level 3
Warrant Liability
Fair value of Private Placement Warrant Liability at December 31, 2020	$1,500
Increase (decrease) in fair value	1,650
Fair value of Private Placement Warrant Liability at March 31, 2021	$3,150

Level 3
Warrant Liability
Fair value of Private Placement Warrant Liability at December 31, 2019	$3,750
Increase (decrease) in fair value	(2,550)
Fair value of Private Placement Warrant Liability at March 31, 2020	$1,200

Note 9—Shareholders’ Equity and Dividends

Shares Outstanding

The Company is a holding company whose sole material operating asset consists of its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through March 31, 2021.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2020	46,107,183	40,000,000	21,249,998
Restricted stock grant vesting	78,210	-	-
Shares outstanding at March 31, 2021	46,185,393	40,000,000	21,249,998

Preferred Stock – At March 31, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At March 31, 2021, there were 46,185,393 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At March 31, 2021, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 54% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the three months ended March 31, 2021 and 2020, $3.0 million and $5.4 million, respectively, of distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
March 31, 2021	$0.1000	$4,618,539	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458,039	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,996,528	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,382,825	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020

Note 10—Share-Based Compensation

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

We utilized a lattice model pricing model to measure the fair value of the PSUs.  The derived service period equals the median time to achieve the hurdle in all simulations where the hurdle was achieved.  Volatility assumptions are based on the average historical volatility of Falcon stock over the derived service period of the PSU.  The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the derived service period of the PSU.  The dividend yield is based on an annual dividend yield, taking in account historical dividends, over the derived service period of the PSU.  The Company used the following weighted average assumptions to estimate the grant date fair value of the PSUs granted during the three months ended March 31, 2021 and the year ended December 31, 2020:

2021
Stock price	$3.97
Volatility	68.6%
Risk-free rate	0.30%
Dividend yield	6.50%
Derived service period	3.00 years

The following table summarizes the activity in our unvested RSAs and PSUs for the three months ended March 31, 2021:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2020	476,237	$4.36	2,164,620	$2.48
Granted	242,316	$3.97	802,114	$2.28
Vested	(78,210)	$2.24	-	$-
Forfeited	(12,017)	$4.45	-	$-
Unvested at March 31, 2021	628,326	$4.47	2,966,734	$2.42

For the three months ended March 31, 2021 and 2020, the Company incurred $1.0 million and $0.7 million, respectively, of share-based compensation which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations.  The unamortized estimated fair value of unvested RSAs and PSUs was $5.0 million at March 31, 2021.  These costs are expected to be recognized as expense over a weighted average period of 2.0 years. For the three months ended March 31, 2021 and 2020, the Company paid less than $0.1 million and less than $0.1 million, respectively, related to DERs of RSA holders.

Note 11—Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - basic	$(1,407)	$7,883
Plus: Net income (loss) attributable to non-controlling interests, net of taxes	-	1,909
Less: Earnings allocated to participating securities	-	(9)
	$(1,407)	$9,783

Denominator:
Weighted average shares outstanding - basic	46,125	45,967
Effect of dilutive securities	-	40,000
Weighted average shares outstanding - diluted	46,125	85,967

Net income (loss) per common share - basic	$(0.03)	$0.17
Net income (loss) per common share - diluted	$(0.03)	$0.11

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Warrants	21,250	21,250
Class C common shares	40,000	-
Total	61,250	21,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of March 31, 2021.

Note 12—Income Taxes

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

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax expense of $0.5 million and $0.4 million, respectively.

As of March 31, 2021 and December 31, 2020, the Company had $55.3 million and $55.7 million, respectively, of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

As of March 31, 2021, the Company had net operating loss carryforwards for federal income tax purposes of $9.7 million that, subject to limitation, may be available in future tax years to offset taxable income.  The federal net operating loss carryforwards do not expire but are subject to certain income limitations in future tax years.  In the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited.

At March 31, 2021 and December 31, 2020, the Company did not have any prepaid income taxes.

The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 13—Related Party Transactions

Founder Shares

In June 2016, the Company issued an aggregate of 125,000 shares of Class B Common Stock to Osprey Sponsor, LLC (the “Sponsor”) for an aggregate purchase price of $25,000 (the “Founder Shares”). In March 2017, the Company effectuated a 57.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares automatically converted into Class A Common Stock upon the consummation of the Transactions on a one-for-one basis. Due to the underwriter’s election not to exercise the remaining portion of the over-allotment option related to the Company’s IPO, 312,500 Founder Shares were forfeited resulting in an aggregate of 6,875,000 Founder Shares held by the Sponsor prior to the Transactions.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officer Jeffrey Brotman is also a director and officer of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three months ended March 31, 2021, the Company was reimbursed less than $0.1 million and $0.1 million, respectively, under this agreement.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three months ended March 31, 2021, the Company received less than $0.1 million and $0.7 million, respectively, under this agreement.

Note 14—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues
	Three Months Ended
	March 31,
	2021	2020
ConocoPhillips	62%	41%
EOG Resources	16%	20%
Devon	11%	16%
Total	89%	77%

Note 15—Commitments and Contingencies

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

Note 16—Subsequent Events

Cash Dividends

In May 2021, the Company declared a quarterly cash dividend of $0.10 per share of Class A Common Stock totaling approximately $4.6 million for all shares of Class A Common Stock outstanding. The dividend is for the period from January 1, 2021 through March 31, 2021.  The dividend is payable on June 8, 2021 to all Class A shareholders of record on May 25, 2021.

OpCo Distribution

In May 2021, OpCo declared distributions totaling $8.6 million to its unitholders, of which $4.6 million will be distributed to the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to execute our business strategies;
•	changes in general economic conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy;
•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments;
•	the volatility of realized oil and natural gas prices;
•	the level of production on our properties;
•	regional supply and demand factors, delays, or interruptions of production;
•	our ability to replace our oil and natural gas reserves;
•	our ability to identify, complete and integrate acquisitions of properties or businesses;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of our operators to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we invest;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on the use of water;
•	the availability of transportation facilities;
•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;
•	future operating results;
•	risk related to our hedging activities;
•	exploration and development drilling prospects, inventories, projects, and programs;
•	operating hazards faced by our operators; and
•	the ability of our operators to keep pace with technological advancements.

For additional information regarding known material factors that could affect our operating results and performance, please read the section entitled “Risk Factors” in our Amended Annual Report on Form 10-K/A filed with the SEC on May 5, 2021. Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, actual results and plans could different materially from those expressed in any forward-looking statements.

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

You should read the following discussion of our historical performance, financial condition, and future prospects in conjunction with our unaudited financial statements and accompanying notes included herein and “Selected Financial Data,” and our audited financial statements and related notes thereto included in our Amended Annual Report on Form 10-K/A filed with the SEC on May 5, 2021. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” beginning on page 19 of our Amended Annual Report on Form 10-K/A filed with the SEC on May 5, 2021.

Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 5, 2021, we amended on Annual Report on Form 10-K/A for the year ended December 31, 2020, to restate our audited consolidated financial statements as December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have restated certain previously reported financial information for the three months ended March 31, 2020, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

None.

Business Environment

COVID-19 Pandemic and Market Conditions

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains, and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. To protect the health and well-being of our workforce in the wake of COVID-19, we have implemented remote work arrangements for all employees. We do not expect these arrangements to impact our ability to maintain operations. We will continue to prioritize the health and safety of our workforce when employees return to the office through frequent cleaning of common spaces, appropriate social distancing measures, and other best practices as recommended by state and local officials.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile based upon the dynamics of supply and demand. To manage the variability in cash flows associated with the projected sale of our oil and natural gas production, we from time to time use various derivative instruments, which have recently consisted of fixed-price swap contracts and costless collar contracts.

The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and NGLs. The price environment in 2020 caused many of our operators to reduce their drilling and completion activity on our acreage, which negatively impacts our production volumes. Commodity prices have recovered in late 2020 and into 2021, reflecting expectations of rising demand as both COVID-19 vaccination rates and global economic activity increased, combined with ongoing crude oil production limits from members of the Organization of the Petroleum

Exporting Countries and its broader partners. However, the current price environment remains uncertain as responses to the COVID-19 pandemic continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of March 31, 2021, our Royalties represented the right to receive an average of 1.27% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile therefore, from time to time, we have entered into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Such instruments may include variable-to-fixed-price swaps, fixed price contracts, costless collars, and other contractual agreements.  The impact of these derivative instruments could affect the amount of revenue we ultimately realize.  We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges in the future.  We do not enter into derivative instruments for speculative purposes.  Our open commodity derivative contracts as of March 31, 2021 are detailed in “Note 5—Commodity Derivative Financial Instruments” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

During the three months ended March 31, 2021, West Texas Intermediate monthly average posted prices for crude oil ranged from $52.10 to $62.36 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.47 to $2.85 per MMBtu.  During the year ended December 31, 2020, West Texas Intermediate monthly average posted prices that ranged from $16.70 to $57.86 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $1.50 to $3.00 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended
	March 31,
	2021	2020
Royalty Income:
Oil sales	73%	81%
Natural gas sales	19%	12%
Natural gas liquids sales	8%	7%
Lease bonus	0%	0%
Total	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and NGLs for the three months ended March 31, 2021:

	Three Months Ended
	March 31,
	2021	2020
Oil (Bbls)	$56.69	$43.10
Natural gas (Mcf)	$3.24	$1.94
Natural gas liquids (Bbls)	$23.70	$14.05

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Oil and gas sales	$14,216	$13,600
Gain (loss) on commodity derivative instruments	(1,712)	-
Total revenue	12,504	13,600
Expenses:
Production and ad valorem taxes	810	854
Marketing and transportation	391	397
Amortization of royalty interests in oil and natural gas properties	3,187	3,674
General, administrative, and other	3,436	3,073
Total operating expenses	7,824	7,998
Operating income	4,680	5,602
Other income (expense):
Change in fair value of warrant liability	(3,202)	5,678
Other income	13	31
Interest expense	(487)	(680)
Total other income (expense)	(3,676)	5,029
Income before income taxes	1,004	10,631
Provision for income taxes	459	444
Net income	545	10,187
Net income attributable to non-controlling interests	(1,952)	(2,304)
Net income (loss) attributable to common shareholders	$(1,407)	$7,883
Other Financial Data:
Adjusted EBITDA (1)	$9,461	$10,057

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended
	March 31,
	2021	2020
Production Data:
Oil (Bbls)	181,553	253,528
Natural gas (BOE)	141,568	144,835
Natural gas liquids (Bbls)	47,308	70,474
Combined volumes (BOE)	370,429	468,837
Average daily combined volume (BOE/d)	4,116	5,152
% Oil	49%	54%

Average sales prices:
Oil (Bbls)	$56.69	$43.10
Natural gas (Mcf)	$3.24	$1.94
Natural gas liquids (Bbls)	$23.70	$14.05
Combined per (BOE)	$38.24	$28.70

Average Costs ($/BOE):
Production and ad valorem taxes	$2.19	$1.82
Marketing and transportation expense	$1.06	$0.85
General and administrative	$9.28	$6.55
Interest expense, net	$1.31	$1.45
Depletion	$8.60	$7.84

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:

Oil and Gas Revenues

Oil and gas revenues decreased $1.1 million, or 8%, to $12.5 million for the three months ended March 31, 2021, from $13.6 million for the three months ended March 31, 2020. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production and a $1.7 million loss attributable to our commodity derivative instruments.  The decrease was partially offset by an increase in average oil and gas prices during the period. We received an average price of $56.69 per Bbl of oil and $3.24 per Mcf of gas sold in the three months ended March 31, 2021 compared to $43.10 per Bbl of oil and $1.94 per Mcf of gas sold during the three months ended March 31, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased less than $0.1 million, or 5%, to $0.8 million for the three months ended March 31, 2021, from $0.9 million for the three months ended March 31, 2020. The decrease in production and ad valorem taxes was attributable to the decrease in oil and natural gas production.  As a percentage of revenue, production and ad valorem taxes were 6% and 6%, respectively, for the three months ended March 31, 2021 and 2020.

Marketing and Transportation Expense

Marketing and transportation expense decreased by less than $0.1 million, or 2%, to $0.4 million for the three months ended March 31, 2021, from $0.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, as a percentage of revenue, marketing and transportation expense was 3% and 3%, respectively.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense decreased $0.5 million, or 13%, to $3.2 million for the three months ended March 31, 2021, from $3.7 million for the three months ended March 31, 2020. The decrease in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of lower production.

General, Administrative and Other Expense

General, administrative, and other expense increased $0.4 million, or 12%, to $3.4 million for the three months ended March 31, 2021, from $3.1 million for the three months ended March 31, 2020. The increase in general, administrative, and other expense was primarily attributable to an increase in stock-based compensation of $0.2 million.

Change in Fair Value of Warrant Liability

The change in the fair value of warrant liability decreased by $8.8 million, or 156% to a loss of $3.2 million for the three months ended March 31, 2021, from a gain of $5.7 million for the three months ended March 31, 2020.  The increase in the fair value of the warrant liability is primarily attributable to the increase in the Company’s stock price that was used in determining the fair value of the warrant liability.

Interest Expense

Interest expense decreased by $0.2 million to $0.5 million for the three months ended March 31, 2021, from $0.7 million for the three months ended March 31, 2020.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility as well as a lower average interest rate.

Income Taxes

Income tax expense increased by less than $0.1 million for the three months ended March 31, 2021, from $0.4 million for the three months ended March 31, 2020. The increase in income taxes was attributed to an increase in taxable income.

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

We define Adjusted EBITDA as net income before interest expense, net, depletion expense, provision for income taxes, unrealized gains and losses on commodity derivative instruments, change in fair value of warrant liability, and non-cash equity-based compensation. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended
	March 31,
	2021	2020
Net income	$545	$10,187
Interest expense, net	487	680
Depletion	3,187	3,674
Depreciation	26	26
Income tax expense	459	444
Unrealized loss on commodity derivative instruments	583	-
Change in fair value of warrant liability	3,202	(5,678)
Share-based compensation	972	724
Adjusted EBITDA	$9,461	$10,057

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

The following table presents cash dividends approved by the Board of Directors for the periods presented below:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
March 31, 2021	$0.1000	$4,618,539	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458,039	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,996,528	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,382,825	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020

Indebtedness

Falcon Credit Facility

On the Closing Date, we entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of March 31, 2021, the Company had borrowings of $40.5 million under the Credit Facility at an interest rate of 2.61% and $29.5 million available for future borrowings under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants, and events of default. As of March 31, 2021, the Company was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, and make distributions.

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	For the Three Months Ended March 31,
	2021	2020
Net cash flows provided by (used in):
Operating activities	$6,011	$10,658
Investing activities	-	(2,115)
Financing activities	(5,808)	(8,897)

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

The decrease in cash flow provided by operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily related to a 28% decrease in oil production, a 2% decrease in natural gas production partially offset by a 32% increase in realized oil prices and a 67% increase in realized natural gas prices period over period.  In addition, the Company experienced a decrease in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  There were no investing activities for the three months ended March 31, 2021.  Cash used in investing activities for the three months ended March 31, 2020 was $2.1 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.

Financing activities

Cash used in financing activities for the three months ended March 31, 2021 was $5.8 million, which was primarily related to distributions and dividends totaling $6.5 million partially offset by a net increase in borrowings under our Credit Facility of $0.7 million.  Cash used in financing activities for the three months ended March 31, 2020 was $8.9 million, primarily related to distributions and dividends totaling $11.6 million partially offset by a net increase in borrowings under our Credit Facility of $2.8 million.  The borrowings under our Credit Facility were primarily used to fund the acquisition of certain royalty interests in oil and gas properties during the period.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

As of March 31, 2021, we had a net liability derivative position related to our commodity price derivatives of $1.5 million.    Utilizing actual derivative contractual volumes under our fixed price swap contracts and costless collar contracts as of March 31, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $3.1 million, an increase of $1.6 million, while a 10% decrease in forward curves associated with the underlying commodity would have created a net gain position of less than $0.1 million, a decrease of $1.6 million.  However, any cash derivative gain or loss would be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the three months ended March 31, 2021, we received approximately 62%, 16%, and 11% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the three months ended March 31, 2020, we received approximately 41%, 20%, and 16% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. We did not require collateral and did not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2021, we had total borrowings under our Credit Facility of $40.5 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as March 31, 2021, due to the existence of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offering and private placement.  Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Plan of Remediation of Material Weakness

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

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A which was filed with the SEC on May 5, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A which was filed with the SEC on May 5, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

FALCON MINERALS CORPORATION

Date: May 10, 2021	By:	/s/ Daniel C. Herz
Daniel C. Herz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
Chief Financial Officer
(Principal Financial Officer)