Form 10-Q
period 2021-06-30
Falcon Minerals Corp
filed 2021-08-06
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 46,303,614 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$3,037	$2,724
Account receivable	9,174	5,419
Prepaid expenses	327	766
Total current assets	12,538	8,909
Royalty interests in oil and natural gas properties, net of accumulated amortization of $151,657 and $144,445 respectively	201,380	207,505
Property and equipment, net	374	427
Deferred tax asset, net	54,116	55,773
Other assets	2,421	3,015
Total assets	$270,829	$275,629
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$3,920	$1,540
Other current liabilities	3,546	1,557
Total current liabilities	7,466	3,097
Credit facility	36,500	39,800
Warrant liability	5,913	3,503
Other non-current liabilities	686	828
Total liabilities	50,565	47,228
Commitments and contingencies (See Note 15)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 46,303,614 and 46,107,183 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of June 30, 2021 and December 31, 2020	4	4
Additional paid in capital	120,234	121,053
Non-controlling interests	87,163	88,637
Retained earnings	12,858	18,702
Total shareholders' equity	220,264	228,401
Total liabilities and shareholders' equity	$270,829	$275,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
		As restated, See Note 3		As restated, See Note 3
Revenues:
Oil and gas sales	$18,933	$6,305	$33,150	$19,905
Loss on commodity derivative instruments	(2,772)	(190)	(4,485)	(190)
Total revenue	16,161	6,115	28,665	19,715
Operating expenses:
Production and ad valorem taxes	1,097	606	1,907	1,460
Marketing and transportation	473	608	864	1,005
Amortization of royalty interests in oil and natural gas properties	4,025	3,268	7,212	6,943
General, administrative, and other	2,381	2,737	5,815	5,811
Total operating expenses	7,976	7,219	15,798	15,219
Operating income (loss)	8,185	(1,104)	12,867	4,496
Other income (expense):
Change in fair value of warrant liability	793	207	(2,409)	5,885
Other income	13	31	25	63
Interest expense	(487)	(537)	(974)	(1,217)
Total other income (expense)	319	(299)	(3,358)	4,731
Income (loss) before income taxes	8,504	(1,403)	9,509	9,227
Provision for (benefit from) income taxes	1,288	(287)	1,747	157
Net income (loss)	7,216	(1,116)	7,762	9,070
Net (income) loss attributable to non-controlling interests	(3,574)	748	(5,527)	(1,555)
Net income (loss) attributable to common shareholders	$3,642	$(368)	$2,235	$7,515

Earnings (loss) per common share:
Common shares - basic	$0.08	$(0.01)	$0.05	$0.16
Common shares - diluted	$0.07	$(0.01)	$0.05	$0.10
Weighted average number of shares outstanding:
Common shares - basic	46,214	46,001	46,169	45,984
Common shares - diluted	86,214	46,001	46,169	85,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	June 30,
	2021	2020
		As restated, See Note 3
Cash flow from operating activities:
Net income	$7,762	$9,070
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty interests in oil and natural gas properties	7,212	6,943
Depreciation of property and equipment	52	52
Amortization of debt issuance costs	335	324
Amortization of right-of-use assets	259	240
Unrealized (gain) loss on commodity derivative instruments	2,150	190
Change in fair value of warrant liability	2,409	(5,885)
Stock-based compensation	(729)	1,693
Deferred income taxes	1,657	147
Changes in operating assets and liabilities
Accounts receivable	(3,756)	4,954
Prepaid expenses	440	296
Accounts payable and accrued expenses	2,381	(529)
Other liabilities	(303)	(283)
Net cash provided by operating activities	19,869	17,212
Cash flows from investing activities:
Purchase of property and equipment	-	(14)
Acquisition of oil and natural gas properties	(1,087)	(2,101)
Net cash used in investing activities	(1,087)	(2,115)
Cash flows from financing activities:
Proceeds from credit facility	4,000	10,000
Repayments of long-term debt	(7,300)	(11,900)
Deferred financing fees	-	(85)
Dividends paid	(8,079)	(7,355)
Distributions to non-controlling interests	(7,000)	(6,400)
Distribution equivalent rights paid	(90)	(54)
Net cash used in financing activities	(18,469)	(15,794)
Net increase (decrease) in cash and cash equivalents	313	(697)
Cash and cash equivalents, beginning of period	2,724	2,543
Cash and cash equivalents, end of period	$3,037	$1,846
Supplemental disclosure of cash flow information:
Cash paid for interest	$639	$893
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating leases	$-	$1,547
Accrued bonus paid in stock	$-	$113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
(As restated, see Note 3)	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2019	45,964	$5	40,000	$4	$117,561	$96,089	$22,736	$236,395
Vested restricted stock grants	24	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	836	-	-	836
Distribution equivalent rights paid	-	-	-	-	(42)	-	-	(42)
Distributions to non-controlling interests	-	-	-	-	-	(5,400)	-	(5,400)
Dividends to shareholders ($0.135 per share)	-	-	-	-	-	-	(6,205)	(6,205)
Net income	-	-	-	-	-	2,304	7,883	10,187
Balance at March 31, 2020	45,988	$5	40,000	$4	$118,355	$92,993	$24,414	$235,771
Vested restricted stock grants	35	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	969	-	-	969
Distribution equivalent rights paid	-	-	-	-	(12)	-	-	(12)
Distributions to non-controlling interests	-	-	-	-	-	(1,000)	-	(1,000)
Dividends to shareholders ($0.025 per share)	-	-	-	-	-	-	(1,150)	(1,150)
Net loss	-	-	-	-	-	(748)	(368)	(1,116)
Balance at June 30, 2020	46,023	$5	40,000	$4	$119,312	$91,245	$22,896	$233,462

Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$88,637	$18,702	$228,401
Vested restricted stock grants	78	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	972	-	-	972
Distribution equivalent rights paid	-	-	-	-	(50)	-	-	(50)
Distributions to non-controlling interests	-	-	-	-	-	(3,000)	-	(3,000)
Dividends to shareholders ($0.075 per share)	-	-	-	-	-	-	(3,458)	(3,458)
Net income (loss)	-	-	-	-	-	1,952	(1,407)	545
Balance at March 31, 2021	46,185	$5	40,000	$4	$121,975	$87,589	$13,837	$223,410
Vested restricted stock grants	119	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	(1,701)	-	-	(1,701)
Distribution equivalent rights paid	-	-	-	-	(40)	-	-	(40)
Distributions to non-controlling interests	-	-	-	-	-	(4,000)	-	(4,000)
Dividends to shareholders ($0.10 per share)	-	-	-	-	-	-	(4,621)	(4,621)
Net income	-	-	-	-	-	3,574	3,642	7,216
Balance at June 30, 2021	46,304	$5	40,000	$4	$120,234	$87,163	$12,858	$220,264

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of the liquids-rich condensate region of the Eagle Ford Shale in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 80,000 gross unit acres in Pennsylvania, Ohio and West Virginia which is prospective for the Marcellus Shale.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of June 30, 2021, and December 31, 2020, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the six months ended June 30, 2021 or 2020.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the six months ended June 30, 2021 and 2020.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $1.5 million and $1.8 million as of June 30, 2021 and December 31, 2020, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.  In May 2020, the Company entered into an amendment to the Credit Facility and capitalized an additional $0.1 million of associated costs which will be amortized over the remainder of the term of the Credit Facility.

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

Warrant Liability

The Company issued the Public and Private Placement Warrants in connection with its IPO in 2017.  Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815-40 – “Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company’s warrants were classified as liabilities and are recorded at fair value upon issuance and are subject to remeasurement at each reporting period.  Any change in fair value has been recorded in the statements of operations.

Revenue from Contracts with Customers

Revenues from Royalties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received 30 to 90 days after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices.  Revenues from lease bonus are recorded upon receipt. The lease bonus is separate from the lease itself and is recognized as revenue to the Company upon receipt of payment.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three and six months ended June 30, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The standard was effective upon issuance and generally can be applied through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This standard clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. Management has elected to apply this update subsequent to March 12, 2020 but has not elected to apply this update as of June 30, 2021. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's financial statements.

Note 3—Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 5, 2021, the Company amended our Annual Report on Form 10-K/A for the year ended December 31, 2020 to restate our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  On April 12, 2021, the SEC Division of Corporation Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”).  Upon review and analysis of the Statement, management determined that the Company’s Public Warrants and Private Placement Warrants issued in connection with the closing of the Company’s IPO in July 2017 (see Notes 1 and 8) do not meet the scope exception from derivative accounting prescribed by ASC 815-40.  Accordingly, the Warrants should have been recognized by the Company at fair value as of August 23, 2018, the Closing Date, and classified as a liability, rather than equity. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated statement of operations. The change in fair value amounted to $0.2 million and $5.9 million, respectively, for the three and six months ended June 30, 2020. Management concluded the effect of this error on the Company’s previously reported condensed consolidated financial statements is material and, as such, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and accompanying notes hereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”).

The following tables reflect the impact of the Restatement of the Company’s previously reported condensed consolidated financial statements:

	Condensed Consolidated Statement of Operations
	For the three months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant liability	$-	$207	$207
Total other income (expense)	$(506)	$207	$(299)
Net loss before taxes	$(1,610)	$207	$(1,403)
Net loss	$(1,323)	$207	$(1,116)
Net loss attributable to common shareholders	$(575)	$207	$(368)

	Condensed Consolidated Statement of Operations
	For the six months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant liability	$-	$5,885	$5,885
Total other income (expense)	$(1,154)	$5,885	$4,731
Income before taxes	$3,342	$5,885	$9,227
Net income	$3,185	$5,885	$9,070
Net income attributable to common shareholders	$1,630	$5,885	$7,515
Earnings per share - basic	$0.04	$0.12	$0.16
Earnings per share - diluted	$0.04	$0.06	$0.10
Common shares - diluted	45,984	40,000	85,984

	Condensed Consolidated Statement of Cash Flows
	For the six months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Net income	$3,185	$5,885	$9,070
Change in fair value of warrant liability	$-	$(5,885)	$(5,885)

	Condensed Consolidated Statement of Shareholders' Equity
	For the three months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Additional paid in capital	$125,728	$(6,416)	$119,312
Non-controlling interests	$111,046	$(19,801)	$91,245
Retained earnings	$(575)	$23,471	$22,896
Net loss in retained earnings	$(575)	$207	$(368)
Total net loss	$(1,323)	$207	$(1,116)
Total shareholders' equity	$236,208	$(2,746)	$233,462

Note 4—Leases

Substantially all of the Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through April 2027. The Company’s right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.  ROU operating assets and operating lease liabilities are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021.

ROU assets are recognized at commencement date and consist of the present value of the remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives.  Operating lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term.  The Company uses the implicit rate, when readily determinable, or its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.  Since the Company’s leases do not provide an implicit rate that can readily be determined, the Company used a discount rate based on its incremental borrowing rate, which is determined by the information available in our Credit Facility.  The incremental borrowing rate reflects the estimated rate of interest the Company would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

Our lease obligations are primarily comprised of the main office spaces used for operations and are recorded as general, administrative, and other expenses in the consolidated statements of operations.  As of June 30, 2021, our lease obligations were classified as operating leases.  The Company’s rental costs associated with these office spaces for the three and six months ended June 30, 2021 was $0.2 million and $0.3 million, respectively.  The Company’s rental costs associated with these office spaces for the three and six months ended June 30, 2020 was $0.1 million and $0.3 million, respectively.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  In the event that the

Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of June 30, 2021, the weighted average remaining lease term is 3.3 years and the weighted average discount rate is 4.23%.

As of June 30, 2021, the Company has ROU assets of $0.8 million recorded as Other Assets, $0.5 million of corresponding obligations recorded as Other Current Liabilities and $0.7 million of corresponding obligations recorded as Other Liabilities on the Company’s condensed consolidated balance sheet.

As of June 30, 2021, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Lease obligations	$1,025	$305	$228	$196	$199	$58	$39
Total	$1,025	$305	$228	$196	$199	$58	$39

Under ASC 842, as of December 31, 2020, the Company had operating lease obligations expiring at various dates. There is an immaterial difference between undiscounted cash flows for operating leases and our $1.0 million of lease obligations due to the impact of the applicable discount rate.

Note 5—Commodity Derivative Financial Instruments

The Company’s ongoing operations expose it to changes in the market price for oil and natural gas.  To mitigate the inherent commodity price risk associated with its operations, the Company periodically uses oil and natural gas commodity derivative instruments.  From time to time, such instruments may include variable-to-fixed-price swaps, costless collars, fixed-price contracts, and other contractual arrangements.  The Company enters into oil and natural gas derivative contracts that contain netting arrangements with each counterparty.  The Company does not enter into derivative instruments for speculative purposes.

As of June 30, 2021, the Company’s open derivative contracts consisted of fixed-price swap oil contracts.  A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  The Company has not designated any of its contracts as fair value or cash flow hedges.  Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change.  All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statements of operations.  Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The Company’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period.  Settlement for oil derivative contracts occurs in the succeeding month.

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets.  While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate.  The evaluation includes reviewing a counterparty’s credit rating and latest financial information.  As of June 30, 2021, the Company had one counterparty, which is rated Aa3 or better by Moody’s and is a lender under the Credit Facility.

The Company utilizes the market approach in determining the fair value of its derivative positions by using either NYMEX, ICE or Magellan East Houston (“MEH”) published market prices, independent broker pricing data or broker/dealer valuations. The valuations of derivatives with pricing based on NYMEX, ICE or MEH published market prices may be considered Level 1 if they are settled through a NYMEX, ICE or MEH clearing broker account with daily margining. Over-the-counter derivatives with NYMEX, ICE or MEH based prices are considered Level 2 due to the impact of counterparty credit risk.  The Company’s derivatives are classified within Level 2.

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of June 30, 2021 and December 31, 2020 (in thousands):

		As of June 30, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$-	$-	$-
Long-term asset	Other assets	-	-	-
Total assets		$-	$-	$-
Liabilities:
Current liability	Other current liabilities	$3,094	$-	$3,094
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$3,094	$-	$3,094

		As of December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$342	$(342)	$-
Long-term asset	Other assets	-	-	-
Total assets		$342	$(342)	$-
Liabilities:
Current liability	Other current liabilities	$1,286	$(342)	$944
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$1,286	$(342)	$944

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Unrealized loss of open non-hedge derivative instruments	$(1,567)	$(190)	$(2,150)	$(190)
Realized loss on settlement of non-hedge derivative instruments	(1,205)	-	(2,334)	-
Gain (loss) on commodity derivative instruments	$(2,772)	$(190)	$(4,484)	$(190)

The Company had the following open derivative contracts for oil as of June 30, 2021:

			Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)	Weighted Average Price (Per Bbl)	Low	High
Oil Swap Contracts:
2021
Third Quarter	86,000	$56.29	$56.29	$56.29
Fourth Quarter	77,000	$54.85	$54.85	$54.85

Note 6—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Oil and natural gas interests:
Subjection to depletion	$321,304	$319,487
Not subjection to depletion	31,733	32,463
Gross oil and natural gas interests	353,037	351,950
Accumulated depletion and impairment	(151,657)	(144,445)
Oil and natural gas interests, net	$201,380	$207,505

Note 7—Debt

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of June 30, 2021, OpCo had borrowings of $36.5 million under the Credit Facility at an interest rate of 2.60% and $33.5 million available for future borrowings under the Credit Facility. Unamortized deferred issuance costs were $1.5 million as of June 30, 2021 and are being amortized over the remaining term of the Credit Facility.

Principal amounts borrowed are payable on the maturity date. OpCo has a choice of borrowing at an alternative base rate (which is equal to the greatest of the federal funds rate plus one-half of 1.0%, the prime rate or the one-month LIBOR rate plus 1.0%) or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The scheduled redeterminations of our borrowing base take place on April 1st and October 1st of each year.

Obligations under the Credit Facility are guaranteed by OpCo and each of its existing and future, direct and indirect domestic subsidiaries (the “Credit Parties”) and are secured by all the present and future assets of the Credit Parties, subject to customary carve-outs.

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

As of June 30, 2021, OpCo was in compliance with such covenants.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract.  Therefore, the Warrants were recorded at fair value upon issuance and remeasured at each reporting period with the change in fair value recorded in the statements of operations.  As of June 30, 2021 and December 31, 2020, there were 13,749,998  Public Warrants outstanding for each period.  As of June 30, 2021 and December 31, 2020, there were 7,500,000 Private Placement Warrants outstanding for each period.  The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period and the Private Placement Warrants were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

	2021	2020
Stock price	$4.49 - $5.08	$2.01 - $3.10
Volatility	61.2% - 63.1%	57.8% - 75.0%
Risk-free rate	0.24% - 0.28%	0.16% - 0.31%
Dividend yield	6.63% - 7.80%	8.30% - 9.00%
Term	2.1 - 2.4 years	2.65 - 3.40 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended
	June 30,
	2021	2020
Balance at March 31	$3,150	$1,200
Increase (decrease) in fair value	150	150
Balance at June 30	$3,300	$1,350

	Six months ended
	June 30,
	2021	2020
Balance at December 31	$1,500	$3,750
Increase (decrease) in fair value	1,800	(2,400)
Balance at June 30	$3,300	$1,350

Note 9—Shareholders’ Equity and Dividends

Shares Outstanding

The Company is a holding company whose sole material operating asset consists of its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through June 30, 2021.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2020	46,107,183	40,000,000	21,249,998
Restricted stock grant vesting	196,431	-	-
Shares outstanding at June 30, 2021	46,303,614	40,000,000	21,249,998

Preferred Stock – At June 30, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At June 30, 2021, there were 46,303,614 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At June 30, 2021, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 54% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the six months ended June 30, 2021 and 2020, $7.0 million and $6.4 million, respectively, of distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
June 30, 2021	$0.1500	$6,945,542	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,620,937	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458,039	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,996,528	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,382,825	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020

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

We utilized a lattice model pricing model to measure the fair value of the PSUs.  The derived service period equals the median time to achieve the hurdle in all simulations where the hurdle was achieved.  Volatility assumptions are based on the average historical volatility of Falcon stock over the derived service period of the PSU.  The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the derived service period of the PSU.  The dividend yield is based on an annual dividend yield, taking into account historical dividends, over the derived service period of the PSU.  The Company used the following weighted average assumptions to estimate the grant date fair value of the PSUs granted during the six months ended June 30, 2021:

2021
Stock price	$3.97
Volatility	68.6%
Risk-free rate	0.30%
Dividend yield	6.50%
Derived service period	3.00 years

The following table summarizes the activity in our unvested RSAs and PSUs for the six months ended June 30, 2021:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2020	476,237	$4.36	2,164,620	$2.48
Granted	395,063	$4.33	802,114	$2.28
Vested	(196,431)	$4.79	-	$-
Forfeited	(110,686)	$3.57	(1,778,916)	$2.50
Unvested at June 30, 2021	564,183	$4.34	1,187,818	$2.32

For the three and six months ended June 30, 2021, the Company recorded income related to share-based compensation of $1.7 million and $0.7 million, respectively, which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations.  For the three months ended June 30, 2021, the Company recorded forfeitures of $3.1 million related to employee turnover which resulted in the reduction of share-based compensation.  For the three and six months ended June 30, 2020, the Company incurred $1.0 million and $1.7 million, respectively, of share-based compensation, which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of unvested RSAs and PSUs was $2.8 million at June 30, 2021.  These costs are expected to be recognized as expense over a weighted average period of 2.0 years. For the three and six months ended June 30, 2021, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.  For the three and six months ended June 30, 2020, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - basic	$3,642	$(368)	$2,235	$7,515
Plus: Net income attributable to non-controlling interests, net of taxes	2,640	-	-	$1,418
Less: Earnings allocated to participating securities	(80)	-	(118)	(19)
Net income (loss) attributable to common stockholders - diluted	$6,202	$(368)	$2,117	$8,914

Denominator:
Weighted average shares outstanding - basic	46,214	46,001	46,169	45,984
Effect of dilutive securities	40,000	-	-	40,000
Weighted average shares outstanding - diluted	86,214	46,001	46,169	85,984

Net income (loss) per common share - basic	$0.08	$(0.01)	$0.05	$0.16
Net income (loss) per common share - diluted	$0.07	$(0.01)	$0.05	$0.10

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Warrants	21,250	21,250	21,250	21,250
Class C common shares	-	40,000	40,000	-
Total	21,250	61,250	61,250	21,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of June 30, 2021.

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

For the three and six months ended June 30, 2021, the Company recorded an income tax expense of $1.3 million and $1.7 million, respectively.  For the three and six months ended June 30, 2020, the Company recorded an income tax expense (benefit) of $(0.3) million and $0.2 million, respectively.

As of June 30, 2021 and December 31, 2020, the Company had $54.1 million and $55.7 million, respectively, of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

As of June 30, 2021, the Company had net operating loss carryforwards for federal income tax purposes of $5.7 million that, subject to limitation, may be available in future tax years to offset taxable income.  The federal net operating loss carryforwards do not expire but are subject to certain income limitations in future tax years.  In the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited.

At June 30, 2021 and December 31, 2020, the Company did not have any prepaid income taxes.

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

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officer Jeffrey Brotman is also a director and officer of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three and six months ended June 30, 2021, the Company was reimbursed less than $0.1 million for each period under this agreement. For the three and six months ended June 30, 2020, the Company was reimbursed $0.1 million and $0.2 million, respectively, under this agreement.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three and six months ended June 30, 2021, the Company received less than $0.1 million and $0.1 million, respectively, under this agreement.  For the three and six months ended June 30, 2020, the Company received $0.1 million and $0.8 million, respectively, under this agreement.

Note 14—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
ConocoPhillips	64%	56%	57%	41%
EOG Resources	13%	16%	16%	20%
Devon	13%	12%	14%	16%
Total	90%	84%	87%	77%

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

Note 16—Subsequent Events

Cash Dividends

In August 2021, the Company declared a quarterly cash dividend of $0.15 per share of Class A Common Stock totaling approximately $6.9 million for all shares of Class A Common Stock outstanding. The dividend is for the period from April 1, 2021 through June 30, 2021.  The dividend is payable on September 8, 2021 to all Class A shareholders of record on August 25, 2021.

OpCo Distribution

In August 2021, OpCo declared distributions totaling $12.9 million to its unitholders, of which $6.9 million will be distributed to the Company.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 5, 2021, we amended our Annual Report on Form 10-K/A for the year ended December 31, 2020, to restate our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have restated certain previously reported financial information for the three and six months ended June 30, 2020, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The impact of the COVID-19 pandemic has negatively affected the oil and natural gas business environment, primarily by causing a reduction in commercial activity and travel worldwide thereby lowering energy demand. This, in turn, resulted in periods of significantly lower market prices for oil, natural gas, and NGLs. The price environment in 2020 caused many of our operators to reduce their drilling and completion activity on our acreage, which negatively impacts our production volumes. Commodity prices have recovered in late 2020 and into 2021, reflecting rising demand as both COVID-19 vaccination rates and increasing global economic activity, combined with ongoing crude oil production limits from members of the Organization of the Petroleum Exporting

Countries and its broader partners. However, the current price environment remains uncertain as responses to the COVID-19 pandemic continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of June 30, 2021, our Royalties represented the right to receive an average of 1.26% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile therefore, from time to time, we have entered into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Such instruments may include variable-to-fixed-price swaps, fixed price contracts, costless collars, and other contractual agreements.  The impact of these derivative instruments could affect the amount of revenue we ultimately realize.  We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges in the future.  We do not enter into derivative instruments for speculative purposes.  Our open commodity derivative contracts as of June 30, 2021 are detailed in “Note 5—Commodity Derivative Financial Instruments” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

During the six months ended June 30, 2021, West Texas Intermediate monthly average posted prices for crude oil ranged from $52.10 to $71.35 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.47 to $2.98 per MMBtu.  During the year ended December 31, 2020, West Texas Intermediate monthly average posted prices that ranged from $16.70 to $57.86 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $1.50 to $3.00 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Royalty Income:
Oil sales	76%	72%	75%	78%
Natural gas sales	15%	24%	17%	16%
Natural gas liquids sales	9%	4%	8%	6%
Lease bonus	0%	0%	0%	0%
Total	100%	100%	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and NGLs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Oil (Bbls)	$64.45	$22.03	$60.98	$33.37
Natural gas (Mcf)	$2.79	$1.71	$2.99	$1.82
Natural gas liquids (Bbls)	$25.23	$5.44	$24.59	$10.32

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

General and Administrative

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits (including stock-based compensation expenses), office expenses and fees for professional services.  In addition, we incur incremental G&A expenses relating to being a publicly traded company, including but not limited to, expenses associated with SEC reporting requirements, including annual and quarterly reports to shareholders, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our securities, independent auditor fees, legal expenses, and investor relations expenses.

Interest Expense

We finance a portion of our working capital requirements and acquisitions with borrowings under our Credit Facility.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We reflect interest paid to the lenders under our credit facility in interest expense on our statements of operations.  Please read “—Liquidity and Capital Resources—Indebtedness” for further details of our credit facility.

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Oil and gas sales	$18,933	$6,305	$33,150	$19,905
Loss on commodity derivative instruments	(2,772)	(190)	(4,485)	(190)
Total revenue	16,161	6,115	28,665	19,715
Expenses:
Production and ad valorem taxes	1,097	606	1,907	1,460
Marketing and transportation	473	608	864	1,005
Amortization of royalty interests in oil and natural gas properties	4,025	3,268	7,212	6,943
General, administrative, and other	2,381	2,737	5,815	5,811
Total operating expenses	7,976	7,219	15,798	15,219
Operating income (loss)	8,185	(1,104)	12,867	4,496
Other income (expense):
Change in fair value of warrant liability	793	207	(2,409)	5,885
Other income	13	31	25	63
Interest expense	(487)	(537)	(974)	(1,217)
Total other income (expense)	319	(299)	(3,358)	4,731
Income (loss) before income taxes	8,504	(1,403)	9,509	9,227
Provision for (benefit from) income taxes	1,288	(287)	1,747	157
Net income (loss)	7,216	(1,116)	7,762	9,070
Net (income) loss attributable to non-controlling interests	(3,574)	748	(5,527)	(1,555)
Net income (loss) attributable to common shareholders	$3,642	$(368)	$2,235	$7,515
Other Financial Data:
Adjusted EBITDA (1)	$12,115	$3,380	$21,577	$13,437

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Production Data:
Oil (Bbls)	224,487	205,146	406,039	458,673
Natural gas (BOE)	167,791	145,759	309,359	290,594
Natural gas liquids (Bbls)	65,775	54,002	113,083	124,476
Combined volumes (BOE)	458,053	404,907	828,481	873,743
Average daily combined volume (BOE/d)	5,034	4,450	4,577	4,801
% Oil	49%	51%	49%	52%

Average sales prices:
Oil (Bbls)	$64.45	$22.03	$60.98	$33.37
Natural gas (Mcf)	$2.79	$1.71	$2.99	$1.82
Natural gas liquids (Bbls)	$25.23	$5.44	$24.59	$10.32
Combined per (BOE)	$41.34	$15.58	$39.94	$22.62

Average Costs ($/BOE):
Production and ad valorem taxes	$2.39	$1.50	$2.30	$1.67
Marketing and transportation expense	$1.03	$1.50	$1.04	$1.15
General and administrative	$5.20	$6.76	$7.02	$6.65
Interest expense, net	$1.06	$1.33	$1.18	$1.39
Depletion	$8.79	$8.07	$8.71	$7.95

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020:

Oil and Gas Revenues

Oil and gas revenues increased $12.6 million, or 200%, to $18.9 million for the three months ended June 30, 2021, from $6.3 million for the three months ended June 30, 2020. We received an average price of $64.45 per Bbl of oil and $2.79 per Mcf of gas sold in the three months ended June 30, 2021 compared to $22.03 per Bbl of oil and $1.71 per Mcf of gas sold during the three months ended June 30, 2020.  For the three months ended June 30, 2021, the loss from our commodity derivative instruments increased $2.6 million compared to the three months ended June 30, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $0.5 million, or 81%, to $1.1 million for the three months ended June 30, 2021, from $0.6 million for the three months ended June 30, 2020. The increase in production and ad valorem taxes was attributable to the increase in oil and natural gas production.  As a percentage of revenue, production and ad valorem taxes were 6% and 10%, respectively, for the three months ended June 30, 2021 and 2020.

Marketing and Transportation Expense

Marketing and transportation expense decreased by $0.1 million, or 22%, to $0.5 million for the three months ended June 30, 2021, from $0.6 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, as a percentage of revenue, marketing and transportation expense was 2% and 10%, respectively.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.8 million, or 23%, to $4.0 million for the three months ended June 30, 2021, from $3.3 million for the three months ended June 30, 2020. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of the increase in production.

General, Administrative and Other Expense

General, administrative, and other expense decreased $0.4 million, or 13%, to $2.4 million for the three months ended June 30, 2021, from $2.7 million for the three months ended June 30, 2020. The decrease in general, administrative, and other expense was primarily attributable to a decrease in stock-based compensation of $2.7 million associated with forfeitures which was partially offset by $1.7 million of severance expense and other expenses associated with the departure of the Company’s former CEO and $0.2 million of expenses attributable to the restatement of the Company’s financial statements included in its 2020 Annual Report on Form 10-K.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability was $0.6 million to a gain of $0.8 million for the three months ended June 30, 2021, from a gain of $0.2 million for the three months ended June 30, 2020.  The change in the fair value of the warrant liability was primarily attributable to the decrease in the market price of the Public Warrants partially offset by the increase in the Company’s stock price used as an input in determining the fair value of the Private Placement Warrant liability.

Interest Expense

Interest expense decreased by less than $0.1 million to $0.5 million for the three months ended June 30, 2021, from $0.5 million for the three months ended June 30, 2020.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility as well as a lower average interest rate.

Income Taxes

Income tax expense increased by $1.6 million for the three months ended June 30, 2021, from an income tax benefit of $0.3 million for the three months ended June 30, 2020. The increase in income taxes was attributable to an increase in taxable income.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020:

Oil and Gas Revenues

Oil and gas revenues increased $13.2 million, or 67%, to $33.2 million for the six months ended June 30, 2021, from $19.9 million for the six months ended June 30, 2020. The increase in oil and gas revenues was attributable to a significant increase in realized oil and natural gas prices partially offset by a decrease in oil production. We received an average price of $60.98 per Bbl of oil and $2.99 per Mcf of gas sold in the six months ended June 30, 2021 compared to $33.37 per Bbl of oil and $1.82 per Mcf of gas sold during the six months ended June 30, 2020 For the six months ended June 30, 2021, the loss from our commodity derivative instruments increased $4.3 million compared to the six months ended June 30, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $0.4 million, or 31%, to $1.9 million for the six months ended June 30, 2021, from $1.5 million for the six months ended June 30, 2020. The increase in production and ad valorem taxes was attributable to the increase in realized prices partially offset by a decrease in oil production.  As a percentage of revenue, production and ad valorem taxes were 6% and 7%, respectively, for the six months ended June 30, 2021 and 2020.

Marketing and Transportation Expense

Marketing and transportation expense decreased $0.1 million, or 14%, to $0.9 million for the six months ended June 30, 2021, from $1.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, as a percentage of revenue, marketing and transportation expense was 3% and 5%, respectively.  The decrease in marketing and transportation expense as a percentage of revenue during 2021 was attributable to fixed transportation costs incurred under our leases that do not increase along with the realized price on the sale of oil and natural gas.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.3 million, or 4%, to $7.2 million for the six months ended June 30, 2021, from $6.9 million for the six months ended June 30, 2020. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates which was partially offset by lower production.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our year-end reserve report.

General, Administrative and Other Expense

General, administrative, and other expense increased less than $0.1 million, or 0%, to $5.8 million for the six months ended June 30, 2021, from $5.8 million for the six months ended June 30, 2020. The increase in general, administrative, and other expense was primarily attributable to a decrease in stock-based compensation of $2.4 million associated with forfeitures which was partially offset by $1.7 million of severance expense and other expenses associated with the departure of the Company’s former CEO and $0.2 million of expenses attributable to the restatement of the Company’s financial statements included in its 2020 Annual Report on Form 10-K.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability was $8.3 million to a loss of $2.4 million for the six months ended June 30, 2021, from a gain of $5.9 million for the six months ended June 30, 2020.  The change in the fair value of the warrant liability was primarily attributable to the increase in the Company’s stock price used as an input in determining the fair value of the Private Placement Warrant liability.

Interest Expense

Interest expense decreased by $0.2 million to $1.0 million for the six months ended June 30, 2021, from $1.2 million for the six months ended June 30, 2020.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility and a lower average interest rate.

Income Taxes

Income tax expense increased by $1.6 million for the six months ended June 30, 2021, from $0.2 million for the six months ended June 30, 2020. The increase in income taxes was attributable to a increase in taxable income during 2021 as compared to 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$7,216	$(1,116)	$7,762	$9,070
Interest expense, net	487	537	974	1,217
Depletion	4,025	3,268	7,212	6,943
Depreciation	26	26	52	52
Income tax expense (benefit)	1,288	(287)	1,747	157
Unrealized loss on commodity derivative instruments	1,567	190	2,150	190
Change in fair value of warrant liability	(793)	(207)	2,409	(5,885)
Share-based compensation	(1,701)	969	(729)	1,693
Adjusted EBITDA	$12,115	$3,380	$21,577	$13,437

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

Our shareholders agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it is in the best interests of our stockholders if we distribute a substantial portion of the cash we generate from operations. Cash dividends are made to the common stockholders of record on the applicable record date, approximately 60 days after the end of each quarter. Available cash for each quarter’s dividend is determined by the Board of Directors following the end of such quarter. Available cash for each quarter generally equals Adjusted EBITDA reduced for cash needed for debt service, income tax requirements and other contractual obligations and fixed charges that the Board of Directors deems necessary or appropriate, if any.

The following table presents cash dividends approved by the Board of Directors for the periods presented below:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
June 30, 2021	$0.1500	$6,945,542	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,620,937	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458,039	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,996,528	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,382,825	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,149,695	June 8, 2020	May 25, 2020

Indebtedness

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of June 30, 2021, OpCo had borrowings of $36.5 million under the Credit Facility at an interest rate of 2.60% and $33.5 million available for future borrowings under the Credit Facility.

Principal amounts borrowed are payable on the maturity date. OpCo has a choice of borrowing at the base rate or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The scheduled redeterminations of our borrowing base take place on April 1st and October 1st of each year.

Obligations under the Credit Facility are guaranteed by OpCo and each of our existing and future, direct and indirect domestic subsidiaries (the “Credit Parties”) and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants, and events of default. As of June 30, 2021, OpCo was in compliance with such covenants. The negative covenants include restrictions on OpCo’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, and make distributions.

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	For the Six Months Ended June 30,
	2021	2020
Net cash flows provided by (used in):
Operating activities	$19,869	$17,212
Investing activities	(1,087)	(2,115)
Financing activities	(18,469)	(15,794)

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

The increase in cash flow provided by operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily related to an 83% increase in realized oil prices, and a 64% increase in natural gas realized prices partially offset by a 11% decrease in oil production period over period.  In addition, the Company experienced a decrease in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses as well as additional accrued severance expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the six months ended June 30, 2021 was $1.1 million and was related to the acquisition of certain royalty interest in oil and gas properties.  Cash used in investing activities for the six months ended June 30, 2020 was $2.1 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.

Financing activities

Cash used in financing activities for the six months ended June 30, 2021 was $18.5 million, which was primarily related to distributions and dividends totaling $15.1 million and net repayments under our Credit Facility of $3.3 million.  Cash used in financing activities for the six months ended June 30, 2020 was $15.8 million, primarily related to distributions and dividends totaling $13.8 million and net repayments under our Credit Facility of $1.9 million.  The net decrease in borrowings under our Credit Facility was paid from cash flow generated by our operations during the applicable periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing was primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we may use commodity derivative instruments to reduce our exposure to the price volatility of oil and natural gas.  The counterparties to these contracts are unrelated third parties. The contracts settle monthly in cash based on a designated floating price. The designated floating price is based on the MEH benchmark for oil and NYMEX for natural gas. We have not designated any of our contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in net income in the period of the change.

As of June 30, 2021, we had a net liability derivative position related to our commodity price derivatives of $3.1 million.    Utilizing actual derivative contractual volumes under our fixed price swap contracts and costless collar contracts as of June 30, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $4.5 million, an increase of $1.4 million, while a 10% decrease in forward curves associated with the underlying commodity would have created a net loss position of $1.7 million, a decrease of $1.4 million.  However, any cash derivative gain or loss would be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the six months ended June 30, 2021, we received approximately 57%, 16%, and 14% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the six months ended June 30, 2020, we received approximately 41%, 20%, and 16% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. We did not require collateral and did not believe the loss of any single operator would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of June 30, 2021, we had total borrowings under our Credit Facility of $36.5 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as June 30, 2021, due to the existence of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment agreement dated June 28, 2021, by and between Falcon Minerals Corporation and Bryan C. Gunderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed June 28, 2021.

10.2

Employment agreement dated June 28, 2021, by and between Falcon Minerals Corporation and Matthew B. Ockwood (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed June 28, 2021.

10.3

Separation and General Release Agreement, dated June 28, 2021, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed June 28, 2021).

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

FALCON MINERALS CORPORATION

Date: August 6, 2021	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Matthew B. Ockwood
Matthew B. Ockwood
Chief Financial Officer
(Principal Financial Officer)