Form 10-Q
period 2021-09-30
Falcon Minerals Corp
filed 2021-11-05
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, there were 46,376,740 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 40,000,000 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$3,561	$2,724
Account receivable	9,575	5,419
Prepaid expenses	1,078	766
Total current assets	14,214	8,909
Royalty interests in oil and natural gas properties, net of accumulated amortization of $155,527 and $144,445 respectively	197,695	207,505
Property and equipment, net	348	427
Deferred tax asset, net	53,056	55,773
Other assets	2,225	3,015
Total assets	$267,538	$275,629
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$4,735	$1,540
Other current liabilities	3,180	1,557
Total current liabilities	7,915	3,097
Credit facility	36,500	39,800
Warrant liability	4,244	3,503
Other non-current liabilities	632	828
Total liabilities	49,291	47,228
Commitments and contingencies (See Note 15)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 46,376,740 and 46,107,183 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 40,000,000 issued and outstanding as of September 30, 2021 and December 31, 2020	4	4
Additional paid in capital	120,695	121,053
Non-controlling interests	85,834	88,637
Retained earnings	11,709	18,702
Total shareholders' equity	218,247	228,401
Total liabilities and shareholders' equity	$267,538	$275,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
		As restated, See Note 3		As restated, See Note 3
Revenues:
Oil and gas sales	$20,240	$9,942	$53,389	$29,848
Loss on commodity derivative instruments	(1,026)	(273)	(5,510)	(463)
Total revenue	19,214	9,669	47,879	29,385
Operating expenses:
Production and ad valorem taxes	1,078	745	2,985	2,205
Marketing and transportation	466	562	1,330	1,567
Amortization of royalty interests in oil and natural gas properties	3,870	3,542	11,082	10,485
General, administrative, and other	3,249	2,806	9,063	8,618
Total operating expenses	8,663	7,655	24,460	22,875
Operating income	10,551	2,014	23,419	6,510
Other income (expense):
Change in fair value of warrant liability	1,669	971	(740)	6,856
Other income	13	31	38	94
Interest expense	(477)	(490)	(1,452)	(1,706)
Total other income (expense)	1,205	512	(2,154)	5,244
Income before income taxes	11,756	2,526	21,265	11,754
Provision for income taxes	1,277	243	3,024	400
Net income:	10,479	2,283	18,241	11,354
Net income attributable to non-controlling interests	(4,671)	(723)	(10,198)	(2,278)
Net income attributable to common shareholders	$5,808	$1,560	$8,043	$9,076

Earnings (loss) per common share:
Common shares - basic	$0.12	$0.03	$0.17	$0.20
Common shares - diluted	$0.11	$0.02	$0.17	$0.13
Weighted average number of shares outstanding:
Common shares - basic	46,335	46,055	46,225	46,008
Common shares - diluted	86,335	86,055	46,225	86,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 30,
	2021	2020
		As restated, See Note 3
Cash flow from operating activities:
Net income	$18,241	$11,354
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty interests in oil and natural gas properties	11,082	10,485
Depreciation of property and equipment	78	78
Amortization of debt issuance costs	503	491
Amortization of right-of-use assets	390	365
Unrealized loss on commodity derivative instruments	1,884	224
Change in fair value of warrant liability	740	(6,856)
Stock-based compensation	(185)	2,586
Deferred income taxes	2,716	390
Changes in operating assets and liabilities
Accounts receivable	(4,157)	3,213
Prepaid expenses	(311)	147
Other assets	(103)	(51)
Accounts payable and accrued expenses	3,198	69
Other liabilities	(457)	(430)
Net cash provided by operating activities	33,619	22,065
Cash flows from investing activities:
Purchase of property and equipment	-	(14)
Acquisition of oil and natural gas properties	(1,272)	(2,101)
Net cash used in investing activities	(1,272)	(2,115)
Cash flows from financing activities:
Proceeds from credit facility	10,000	10,000
Repayments of long-term debt	(13,300)	(13,500)
Deferred financing fees	-	(85)
Dividends paid	(15,036)	(8,738)
Distributions to non-controlling interests	(13,000)	(7,600)
Distribution equivalent rights paid	(174)	(69)
Net cash used in financing activities	(31,510)	(19,992)
Net increase (decrease) in cash and cash equivalents	837	(42)
Cash and cash equivalents, beginning of period	2,724	2,543
Cash and cash equivalents, end of period	$3,561	$2,501
Supplemental disclosure of cash flow information:
Cash paid for interest	$949	$1,216
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating leases	$-	$1,547
Accrued bonus paid in stock	$-	$113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
(As restated, see Note 3)	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2019	45,964	$5	40,000	$4	$117,561	$96,089	$22,736	$236,395
Vested restricted stock grants	24	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	836	-	-	836
Distribution equivalent rights paid	-	-	-	-	(42)	-	-	(42)
Distributions to non-controlling interests	-	-	-	-	-	(5,400)	-	(5,400)
Dividends to shareholders ($0.135 per share)	-	-	-	-	-	-	(6,205)	(6,205)
Net income	-	-	-	-	-	2,304	7,883	10,187
Balance at March 31, 2020	45,988	$5	40,000	$4	$118,355	$92,993	$24,414	$235,771
Vested restricted stock grants	35	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	969	-	-	969
Distribution equivalent rights paid	-	-	-	-	(12)	-	-	(12)
Distributions to non-controlling interests	-	-	-	-	-	(1,000)	-	(1,000)
Dividends to shareholders ($0.025 per share)	-	-	-	-	-	-	(1,150)	(1,150)
Net loss	-	-	-	-	-	(748)	(368)	(1,116)
Balance at June 30, 2020	46,023	$5	40,000	$4	$119,312	$91,245	$22,896	$233,462
Vested restricted stock grants	71	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	893	-	-	893
Distribution equivalent rights paid	-	-	-	-	(15)	-	-	(15)
Distributions to non-controlling interests	-	-	-	-	-	(1,200)	-	(1,200)
Dividends to shareholders ($0.03 per share)	-	-	-	-	-	-	(1,381)	(1,381)
Net income	-	-	-	-	-	723	1,560	2,283
Balance at September 30, 2020	46,094	$5	40,000	$4	$120,190	$90,768	$23,075	$234,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$88,637	$18,702	$228,401
Vested restricted stock grants	78	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	972	-	-	972
Distribution equivalent rights paid	-	-	-	-	(50)	-	-	(50)
Distributions to non-controlling interests	-	-	-	-	-	(3,000)	-	(3,000)
Dividends to shareholders ($0.075 per share)	-	-	-	-	-	-	(3,458)	(3,458)
Net income (loss)	-	-	-	-	-	1,952	(1,407)	545
Balance at March 31, 2021	46,185	$5	40,000	$4	$121,975	$87,589	$13,837	$223,410
Vested restricted stock grants	119	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	(1,701)	-	-	(1,701)
Distribution equivalent rights paid	-	-	-	-	(40)	-	-	(40)
Distributions to non-controlling interests	-	-	-	-	-	(4,000)	-	(4,000)
Dividends to shareholders ($0.10 per share)	-	-	-	-	-	-	(4,621)	(4,621)
Net income	-	-	-	-	-	3,574	3,642	7,216
Balance at June 30, 2021	46,304	$5	40,000	$4	$120,234	$87,163	$12,858	$220,264
Vested restricted stock grants	73	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	545	-	-	545
Distribution equivalent rights paid	-	-	-	-	(84)	-	-	(84)
Distributions to non-controlling interests	-	-	-	-	-	(6,000)	-	(6,000)
Dividends to shareholders ($0.15 per share)	-	-	-	-	-	-	(6,957)	(6,957)
Net income	-	-	-	-	-	4,671	5,808	10,479
Balance at September 30, 2021	46,377	$5	40,000	$4	$120,695	$85,834	$11,709	$218,247

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of September 30, 2021, and December 31, 2020, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the nine months ended September 30, 2021 or 2020.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the nine months ended September 30, 2021 and 2020.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $1.3 million and $1.8 million as of September 30, 2021 and December 31, 2020, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.  In May 2020, the Company entered into an amendment to the Credit Facility and capitalized an additional $0.1 million of associated costs which will be amortized over the remainder of the term of the Credit Facility.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The standard was effective upon issuance and generally can be applied through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This standard clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. Management has elected to apply this update subsequent to March 12, 2020 but has not elected to apply this update as of September 30, 2021. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's financial statements.

Note 3—Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 5, 2021, the Company amended our Annual Report on Form 10-K/A for the year ended December 31, 2020 to restate our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  On April 12, 2021, the SEC Division of Corporation Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”).  Upon review and analysis of the Statement, management determined that the Company’s Public Warrants and Private Placement Warrants issued in connection with the closing of the Company’s IPO in July 2017 (see Notes 1 and 8) do not meet the scope exception from derivative accounting prescribed by ASC 815-40.  Accordingly, the Warrants should have been recognized by the Company at fair value as of August 23, 2018, the Closing Date, and classified as a liability, rather than equity. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated statement of operations. The change in fair value amounted to $1.0 million and $6.9 million, respectively, for the three and nine months ended September 30, 2020. Management concluded the effect of this error on the Company’s previously reported condensed consolidated financial statements is material and, as such, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and accompanying notes hereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”).

The following tables reflect the impact of the Restatement of the Company’s previously reported condensed consolidated financial statements:

	Condensed Consolidated Statement of Operations
	For the three months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant liability	$-	$971	$971
Total other income (expense)	$(459)	$971	$512
Net income before taxes	$1,555	$971	$2,526
Net income	$1,312	$971	$2,283
Net income attributable to common shareholders	$589	$971	$1,560
Earnings per share - basic	$0.01	$0.02	$0.03
Earnings per share - diluted	$0.01	$0.01	$0.02
Common shares - diluted	46,055	40,000	86,055

	Condensed Consolidated Statement of Operations
	For the nine months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant liability	$-	$6,856	$6,856
Total other income (expense)	$(1,612)	$6,856	$5,244
Income before taxes	$4,898	$6,856	$11,754
Net income	$4,498	$6,856	$11,354
Net income attributable to common shareholders	$2,220	$6,856	$9,076
Earnings per share - basic	$0.05	$0.15	$0.20
Earnings per share - diluted	$0.05	$0.08	$0.13
Common shares - diluted	46,008	40,000	86,008

	Condensed Consolidated Statement of Cash Flows
	For the nine months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Net income	$4,498	$6,856	$11,354
Change in fair value of warrant liability	$-	$(6,856)	$(6,856)

	Condensed Consolidated Statement of Shareholders' Equity
	For the three months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Additional paid in capital	$125,239	$(5,049)	$120,190
Non-controlling interests	$110,569	$(19,801)	$90,768
Retained earnings	$-	$23,075	$23,075
Net income in retained earnings	$589	$971	$1,560
Total net income	$1,312	$971	$2,283
Total shareholders' equity	$235,817	$(1,775)	$234,042

Note 4—Leases

Substantially all of the Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through April 2027. The Company’s right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.  ROU operating assets and operating lease liabilities are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021.

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

Our lease obligations are primarily comprised of the main office spaces used for operations and are recorded as general, administrative, and other expenses in the consolidated statements of operations.  As of September 30, 2021, our lease obligations were classified as operating leases.  The Company’s rental costs associated with these office spaces for the three and nine months ended September 30, 2021 was $0.2 million and $0.5 million, respectively.  The Company’s rental costs associated with these office spaces for the three and nine months ended September 30, 2020 was $0.1 million and $0.4 million, respectively.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  In the event that the

Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of September 30, 2021, the weighted average remaining lease term is 3.3 years and the weighted average discount rate is 4.24%.

As of September 30, 2021, the Company has ROU assets of $0.7 million recorded as Other Assets, $0.4 million of corresponding obligations recorded as Other Current Liabilities and $0.6 million of corresponding obligations recorded as Other Liabilities on the Company’s condensed consolidated balance sheet.

As of September 30, 2021, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Lease obligations	$872	$152	$228	$196	$199	$58	$39
Total	$872	$152	$228	$196	$199	$58	$39

Under ASC 842, as of December 31, 2020, the Company had operating lease obligations expiring at various dates. There is an immaterial difference between undiscounted cash flows for operating leases and our $0.9 million of lease obligations due to the impact of the applicable discount rate.

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

As of September 30, 2021, the Company’s open derivative contracts consisted of fixed-price swap oil contracts and costless collar natural gas contracts.  A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  A costless collar contract between the Company and the counterparty specifies a floor and a ceiling commodity price over a specified period for a contracted volume.  The Company has not designated any of its contracts as fair value or cash flow hedges.  Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change.  All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statements of operations.  Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The Company’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period and its natural gas costless collar contracts are settled based upon the last day settlement price of the first nearby month futures contract of the contract period.  Payment for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are paid in the production month.

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets.  While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate.  The evaluation includes reviewing a counterparty’s credit rating and latest financial information.  As of September 30, 2021, the Company had one counterparty, which is rated Aa3 or better by Moody’s and is a lender under the Credit Facility.

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

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of September 30, 2021 and December 31, 2020 (in thousands):

		As of September 30, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$-	$-	$-
Long-term asset	Other assets	-	-	-
Total assets		$-	$-	$-
Liabilities:
Current liability	Other current liabilities	$2,827	$-	$2,827
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$2,827	$-	$2,827

		As of December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$342	$(342)	$-
Long-term asset	Other assets	-	-	-
Total assets		$342	$(342)	$-
Liabilities:
Current liability	Other current liabilities	$1,286	$(342)	$944
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$1,286	$(342)	$944

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Unrealized gain (loss) of open non-hedge derivative instruments	$267	$(34)	$(1,884)	$(224)
Realized loss on settlement of non-hedge derivative instruments	(1,293)	(239)	(3,626)	(239)
Gain (loss) on commodity derivative instruments	$(1,026)	$(273)	$(5,510)	$(463)

The Company had the following open derivative contracts for MEH oil as of September 30, 2021:

			Range (Per Bbl)
Period and Type of Contract	Volume (Bbl)	Weighted Average Price (Per Bbl)	Low	High
Oil Swap Contracts:
2021
Fourth Quarter	77,000	$54.85	$54.85	$54.85

The Company had the following open derivative contracts for NYMEX Henry Hub natural gas as of September 30, 2021:

		Weighted Average	Weighted Average
Period and Type of Contract	Volume (MMBtu)	Floor Price (Per MMBtu)	Ceiling Price (Per MMBtu)
Natural Gas Collar Contracts:
2021
Fourth Quarter	300,000	$4.20	$5.52
2022
First Quarter	450,000	$4.20	$5.52

Note 6—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Oil and natural gas interests:
Subjection to depletion	$325,512	$319,487
Not subjection to depletion	27,710	32,463
Gross oil and natural gas interests	353,222	351,950
Accumulated depletion and impairment	(155,527)	(144,445)
Oil and natural gas interests, net	$197,695	$207,505

Note 7—Debt

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of September 30, 2021, OpCo had borrowings of $36.5 million under the Credit Facility at an interest rate of 2.58% and $33.5 million available for future borrowings under the Credit Facility. Unamortized deferred issuance costs were $1.3 million as of September 30, 2021 and are being amortized over the remaining term of the Credit Facility.

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

As of September 30, 2021, OpCo was in compliance with such covenants.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract.  Therefore, the Warrants were recorded at fair value upon issuance and remeasured at each reporting period with the change in fair value recorded in the statements of operations.  As of September 30, 2021 and December 31, 2020, there were 13,749,998  Public Warrants outstanding for each period.  As of September 30, 2021 and December 31, 2020, there were 7,500,000 Private Placement Warrants outstanding for each period.  The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period and the Private Placement Warrants were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

	2021	2020
Stock price	$4.49 - $5.08	$2.01 - $3.10
Volatility	61.2% - 65.2%	57.8% - 75.0%
Risk-free rate	0.24% - 0.28%	0.16% - 0.31%
Dividend yield	6.63% - 12.57%	8.30% - 9.00%
Term	1.9 - 2.4 years	2.65 - 3.40 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended
	September 30,
	2021	2020
Balance at June 30	$3,300	$1,350
Increase (decrease) in fair value	(1,050)	(675)
Balance at September 30	$2,250	$675

	Nine months ended
	September 30,
	2021	2020
Balance at December 31	$1,500	$3,750
Increase (decrease) in fair value	750	(3,075)
Balance at September 30	$2,250	$675

Note 9—Shareholders’ Equity and Dividends

Shares Outstanding

The Company is a holding company whose sole material operating asset consists of its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through September 30, 2021.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2020	46,107,183	40,000,000	21,249,998
Restricted stock grant vesting	269,557	-	-
Shares outstanding at September 30, 2021	46,376,740	40,000,000	21,249,998

Preferred Stock – At September 30, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At September 30, 2021, there were 46,376,740 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At September 30, 2021, there were 40,000,000 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 54% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the nine months ended September 30, 2021 and 2020, $13.0 million and $7.6 million, respectively, of distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
September 30, 2021	$0.1550	$7,188,395	December 8, 2021	November 23, 2021
June 30, 2021	$0.1500	$6,945,542	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,620,937	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458,039	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,996,528	December 8, 2020	November 24, 2020

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

We utilized a lattice model pricing model to measure the fair value of the PSUs.  The derived service period equals the median time to achieve the hurdle in all simulations where the hurdle was achieved.  Volatility assumptions are based on the average historical volatility of Falcon stock over the derived service period of the PSU.  The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the derived service period of the PSU.  The dividend yield is based on an annual dividend yield, taking into account historical dividends, over the derived service period of the PSU.  The Company used the following weighted average assumptions to estimate the grant date fair value of the PSUs granted during the nine months ended September 30, 2021:

2021
Stock price	$3.97
Volatility	68.6%
Risk-free rate	0.30%
Dividend yield	6.50%
Derived service period	3.00 years

The following table summarizes the activity in our unvested RSAs and PSUs for the nine months ended September 30, 2021:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2020	476,237	$4.36	2,164,620	$2.48
Granted	461,498	$4.40	802,114	$2.28
Vested	(269,557)	$4.98	(260,000)	$4.09
Forfeited	(110,686)	$3.57	(1,778,916)	$2.50
Unvested at September 30, 2021	557,492	$4.25	927,818	$1.82

For the three months ended September 30, 2021, the Company recorded expense related to share-based compensation of $0.5 million.  For the nine months ended September 30, 2021, the Company recorded income related to share-based compensation of $0.2 million.  Each is included in general, administrative, and other expenses in the accompanying consolidated statements of operations.  For the nine months ended September 30, 2021, the Company recorded forfeitures of $3.1 million related to employee turnover which resulted in the reduction of share-based compensation.  For the three and nine months ended September 30, 2020, the Company incurred $0.9 million and $2.6 million, respectively, of share-based compensation, which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of unvested RSAs and PSUs was $2.6 million at September 30, 2021.  These costs are expected to be recognized as expense over a weighted average period of 1.9 years. For the three and nine months ended September 30, 2021, the Company paid $0.1 million and $0.2 million, respectively, related to DERs of RSA holders.  For the three and nine months ended September 30, 2020, the Company paid less than $0.1 million and $0.1 million, respectively, related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - basic	$5,808	$1,560	$8,043	$9,076
Plus: Net income attributable to non-controlling interests, net of taxes	3,829	512	-	1,930
Less: Earnings allocated to participating securities	(77)	(22)	(190)	(40)
Net income (loss) attributable to common stockholders - diluted	$9,560	$2,050	$7,853	$10,966

Denominator:
Weighted average shares outstanding - basic	46,335	46,055	46,225	46,008
Effect of dilutive securities	40,000	40,000	-	40,000
Weighted average shares outstanding - diluted	86,335	86,055	46,225	86,008

Net income (loss) per common share - basic	$0.12	$0.03	$0.17	$0.20
Net income (loss) per common share - diluted	$0.11	$0.02	$0.17	$0.13

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Warrants	21,250	21,250	21,250	21,250
Class C common shares	-	-	40,000	-
Total	21,250	21,250	61,250	21,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of September 30, 2021.

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

For the three and nine months ended September 30, 2021, the Company recorded an income tax expense of $1.3 million and $3.0 million, respectively.  For the three and nine months ended September 30, 2020, the Company recorded an income tax expense of $0.2 million and $0.4 million, respectively.

As of September 30, 2021 and December 31, 2020, the Company had $53.1 million and $55.8 million, respectively, of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

As of September 30, 2021, the Company had net operating loss carryforwards for federal income tax purposes of $5.7 million that, subject to limitation, may be available in future tax years to offset taxable income.  The federal net operating loss carryforwards do not expire but are subject to certain income limitations in future tax years.  In the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited.

At September 30, 2021 and December 31, 2020, the Company did not have any prepaid income taxes.

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

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officer Jeffrey Brotman is also a director and officer of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three and nine months ended September 30, 2021, the Company was reimbursed less than $0.1 million and $0.1 million, respectively, under this agreement. For the three and nine months ended September 30, 2020, the Company was reimbursed $0.1 million and $0.3 million, respectively, under this agreement.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three and nine months ended September 30, 2021, the Company received $0.1 million and $0.2 million, respectively, under this agreement.  For the three and nine months ended September 30, 2020, the Company received $0.1 million and $0.8 million, respectively, under this agreement.

Note 14—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
ConocoPhillips	51%	52%	51%	41%
EOG Resources	20%	17%	19%	20%
Devon	15%	16%	14%	16%
Total	86%	85%	84%	77%

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

Note 16—Subsequent Events

Cash Dividends

In November 2021, the Company declared a quarterly cash dividend of $0.155 per share of Class A Common Stock totaling approximately $7.2 million for all shares of Class A Common Stock outstanding. The dividend is for the period from July 1, 2021 through September 30, 2021.  The dividend is payable on December 8, 2021 to all Class A shareholders of record on November 23, 2021.

OpCo Distribution

In November 2021, OpCo declared distributions totaling $13.8 million to its unitholders, of which $7.4 million will be distributed to the Company.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 5, 2021, we amended our Annual Report on Form 10-K/A for the year ended December 31, 2020, to restate our audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have restated certain previously reported financial information for the three and nine months ended September 30, 2020, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of September 30, 2021, our Royalties represented the right to receive an average of 1.25% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile therefore, from time to time, we have entered into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Such instruments may include variable-to-fixed-price swaps, fixed price contracts, costless collars, and other contractual agreements.  The impact of these derivative instruments could affect the amount of revenue we ultimately realize.  We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges in the future.  We do not enter into derivative instruments for speculative purposes.  Our open commodity derivative contracts as of September 30, 2021 are detailed in “Note 5—Commodity Derivative Financial Instruments” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

During the nine months ended September 30, 2021, West Texas Intermediate monthly average posted prices for crude oil ranged from $52.10 to $72.43 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.47 to $4.37 per MMBtu.  During the year ended December 31, 2020, West Texas Intermediate monthly average posted prices that ranged from $16.70 to $57.86 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $1.50 to $3.00 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Royalty Income:
Oil sales	67%	73%	72%	76%
Natural gas sales	18%	18%	17%	17%
Natural gas liquids sales	10%	9%	9%	7%
Lease bonus	5%	0%	2%	0%
Total	100%	100%	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and NGLs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Oil (Bbls)	$69.61	$36.91	$63.78	$34.65
Natural gas (Mcf)	$3.65	$1.98	$3.22	$1.88
Natural gas liquids (Bbls)	$33.92	$13.58	$27.76	$11.42

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

Interest Expense

We finance a portion of our working capital requirements and acquisitions with borrowings under our credit facility.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We reflect interest paid to the lenders under our credit facility in interest expense on our statements of operations.  Please see “—Liquidity and Capital Resources—Indebtedness” for further details of our credit facility.

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Oil and gas sales	$20,240	$9,942	$53,389	$29,848
Loss on commodity derivative instruments	(1,026)	(273)	(5,510)	(463)
Total revenue	19,214	9,669	47,879	29,385
Expenses:
Production and ad valorem taxes	1,078	745	2,985	2,205
Marketing and transportation	466	562	1,330	1,567
Amortization of royalty interests in oil and natural gas properties	3,870	3,542	11,082	10,485
General, administrative, and other	3,249	2,806	9,063	8,618
Total operating expenses	8,663	7,655	24,460	22,875
Operating income	10,551	2,014	23,419	6,510
Other income (expense):
Change in fair value of warrant liability	1,669	971	(740)	6,856
Other income	13	31	38	94
Interest expense	(477)	(490)	(1,452)	(1,706)
Total other income (expense)	1,205	512	(2,154)	5,244
Income before income taxes	11,756	2,526	21,265	11,754
Provision for income taxes	1,277	243	3,024	400
Net income:	10,479	2,283	18,241	11,354
Net income attributable to non-controlling interests	(4,671)	(723)	(10,198)	(2,278)
Net income attributable to common shareholders	$5,808	$1,560	$8,043	$9,076
Other Financial Data:
Adjusted EBITDA (1)	$14,738	$6,540	$36,316	$19,977

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Production Data:
Oil (Bbls)	194,845	197,652	600,884	656,326
Natural gas (BOE)	164,169	149,900	473,528	440,494
Natural gas liquids (Bbls)	58,209	63,821	171,292	188,297
Combined volumes (BOE)	417,223	411,373	1,245,704	1,285,117
Average daily combined volume (BOE/d)	4,535	4,471	4,563	4,690
% Oil	47%	48%	48%	51%

Average sales prices:
Oil (Bbls)	$69.61	$36.91	$63.78	$34.65
Natural gas (Mcf)	$3.65	$1.98	$3.22	$1.88
Natural gas liquids (Bbls)	$33.92	$13.58	$27.76	$11.42
Combined per (BOE)	$45.86	$24.17	$41.93	$23.24

Average Costs ($/BOE):
Production and ad valorem taxes	$2.58	$1.81	$2.40	$1.72
Marketing and transportation expense	$1.12	$1.37	$1.07	$1.22
General and administrative	$7.79	$6.82	$7.28	$6.71
Interest expense, net	$1.14	$1.19	$1.17	$1.33
Depletion	$9.28	$8.61	$8.90	$8.16

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020:

Oil and Gas Revenues

Oil and gas revenues increased $10.3 million, or 104%, to $20.2 million for the three months ended September 30, 2021, from $9.9 million for the three months ended September 30, 2020. The increase in oil and gas revenues was attributable to a significant increase in realized oil and gas prices in addition to $1.1 million of lease bonuses received during the three months ended September 30, 2021.  We received an average price of $69.61 per Bbl of oil and $3.65 per Mcf of natural gas sold in the three months ended September 30, 2021 compared to $36.91 per Bbl of oil and $1.98 per Mcf of natural gas sold during the three months ended September 30, 2020.  For the three months ended September 30, 2021, the loss from our commodity derivative instruments increased $0.8 million compared to the three months ended September 30, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $0.3 million, or 45%, to $1.1 million for the three months ended September 30, 2021, from $0.7 million for the three months ended September 30, 2020. The increase in production and ad valorem taxes was attributable to the increase in oil and natural gas production.  As a percentage of revenue, production and ad valorem taxes were 5% and 7%, respectively, for the three months ended September 30, 2021 and 2020, respectively.

Marketing and Transportation Expense

Marketing and transportation expense decreased by $0.1 million, or 17%, to $0.5 million for the three months ended September 30, 2021, from $0.6 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, as a percentage of revenue, marketing and transportation expense was 2% and 6%, respectively.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.3 million, or 9%, to $3.9 million for the three months ended September 30, 2021, from $3.5 million for the three months ended September 30, 2020. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of the increase in production.

General, Administrative and Other Expense

General, administrative, and other expense increased $0.4 million, or 16%, to $3.2 million for the three months ended September 30, 2021, from $2.8 million for the three months ended September 30, 2020. The increase in general, administrative, and other expense was primarily attributable to a $0.5 million increase in due diligence expenses.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability was $0.7 million to a gain of $1.7 million for the three months ended September 30, 2021, from a gain of $1.0 million for the three months ended September 30, 2020.  The change in the fair value of the warrant liability was primarily attributable to the decrease in the market price of the Public Warrants as well as a decrease in the fair value of the Private Placement Warrant liability.

Interest Expense

Interest expense decreased by less than $0.1 million to $0.5 million for the three months ended September 30, 2021, from $0.5 million for the three months ended September 30, 2020.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility as well as a lower average interest rate.

Income Taxes

Income tax expense increased by $1.0 million for the three months ended September 30, 2021, from an income tax expense of $0.2 million for the three months ended September 30, 2020. The increase in income taxes was attributable to an increase in taxable income.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Oil and Gas Revenues

Oil and gas revenues increased $23.5 million, or 79%, to $53.4 million for the nine months ended September 30, 2021, from $29.8 million for the nine months ended September 30, 2020. The increase in oil and gas revenues was attributable to a significant increase in realized oil and natural gas prices in addition to the $1.1 million of lease bonuses received during the nine months ended September 30, 2021. We received an average price of $63.78 per Bbl of oil and $3.22 per Mcf of natural gas sold in the nine months ended September 30, 2021 compared to $34.65 per Bbl of oil and $1.88 per Mcf of natural gas sold during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the loss from our commodity derivative instruments increased $5.0 million compared to the nine months ended September 30, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $0.8 million, or 34%, to $3.0 million for the nine months ended September 30, 2021, from $2.2 million for the nine months ended September 30, 2020. The increase in production and ad valorem taxes was attributable to the increase in realized prices.  As a percentage of revenue, production and ad valorem taxes were 6% and 7%, respectively, for the nine months ended September 30, 2021 and 2020.

Marketing and Transportation Expense

Marketing and transportation expense decreased $0.2 million, or 15%, to $1.3 million for the nine months ended September 30, 2021, from $1.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, as a percentage of revenue, marketing and transportation expense was 2% and 5%, respectively.  The decrease in marketing and transportation expense as a percentage of revenue during 2021 was attributable to fixed transportation costs incurred under our leases that do not increase along with the realized price on the sale of oil and natural gas.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.6 million, or 6%, to $11.1 million for the nine months ended September 30, 2021, from $10.5 million for the nine months ended September 30, 2020. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our year-end reserve report.

General, Administrative and Other Expense

General, administrative, and other expense increased by $0.4 million, or 5%, to $9.1 million for the nine months ended September 30, 2021, from $8.6 million for the nine months ended September 30, 2020. The increase in general, administrative, and other expense was primarily attributable to an increase of $2.0 million of payroll expense and other expenses associated with the departure of the Company’s former CEO, $0.7 million increase in due diligence expenses and an increase in professional fees of  $0.2 million attributable to the restatement of the Company’s financial statements included in its 2020 Annual Report on Form 10-K which was partially offset by a decrease in stock-based compensation of $2.7 million associated with forfeitures.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability was $7.6 million to a loss of $0.7 million for the nine months ended September 30, 2021, from a gain of $6.9 million for the nine months ended September 30, 2020.  The change in the fair value of the warrant liability was primarily attributable to the increase in the Company’s stock price used as an input in determining the fair value of the Private Placement Warrant liability.

Interest Expense

Interest expense decreased by $0.3 million to $1.5 million for the nine months ended September 30, 2021, from $1.7 million for the nine months ended September 30, 2020.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility and a lower average interest rate.

Income Taxes

Income tax expense increased by $2.6 million for the nine months ended September 30, 2021, from $0.4 million for the nine months ended September 30, 2020. The increase in income taxes was attributable to an increase in taxable income during 2021 as compared to 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$10,479	$2,283	$18,241	$11,354
Interest expense, net	477	490	1,452	1,706
Depletion	3,870	3,542	11,082	10,485
Depreciation	26	26	78	78
Income tax expense	1,277	243	3,024	400
Unrealized (gain) loss on commodity derivative instruments	(267)	34	1,884	224
Change in fair value of warrant liability	(1,669)	(971)	740	(6,856)
Share-based compensation	545	893	(185)	2,586
Adjusted EBITDA	$14,738	$6,540	$36,316	$19,977

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

The following table presents cash dividends approved by the Board of Directors for the periods presented below:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
September 30, 2021	$0.1550	$7,188,395	December 8, 2021	November 23, 2021
June 30, 2021	$0.1500	$6,945,542	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,620,937	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458,039	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,996,528	December 8, 2020	November 24, 2020

Indebtedness

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of September 30, 2021, OpCo had borrowings of $36.5 million under the Credit Facility at an interest rate of 2.58% and $33.5 million available for future borrowings under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants, and events of default. As of September 30, 2021, OpCo was in compliance with such covenants. The negative covenants include restrictions on OpCo’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, and make distributions.

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	For the Nine Months Ended September 30,
	2021	2020
Net cash flows provided by (used in):
Operating activities	$33,619	$22,065
Investing activities	(1,272)	(2,115)
Financing activities	(31,510)	(19,992)

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

The increase in cash flow provided by operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily related to an 84% increase in realized oil prices, and a 71% increase in natural gas realized prices partially offset by a 8% decrease in oil production period over period.  In addition, the Company experienced a decrease in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses as well as additional accrued severance expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.  Cash used in investing activities for the nine months ended September 30, 2021 was $1.3 million and was related to the acquisition of certain royalty interests in oil and gas properties.  Cash used in investing activities for the nine months ended September 30, 2020 was $2.1 million and the majority was related to the acquisition of certain royalty interests in oil and natural gas properties.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2021 was $31.5 million, which was primarily related to distributions and dividends totaling $28.0 million and net repayments under our Credit Facility of $3.3 million.  Cash used in financing activities for the nine months ended September 30, 2020 was $20.0 million, primarily related to distributions and dividends totaling $16.3 million and net repayments under our Credit Facility of $3.5 million.  The net decrease in borrowings under our Credit Facility was paid from cash flow generated by our operations during the applicable periods.

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

As of September 30, 2021, we had a net liability derivative position related to our commodity price derivatives of $2.8 million.    Utilizing actual derivative contractual volumes under our fixed price swap contracts and costless collar contracts as of September 30, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $3.9 million, an increase of $1.1 million, while a 10% decrease in forward curves associated with the underlying commodity would have created a net loss position of $1.6 million, a decrease of $1.2 million.  However, any cash derivative gain or loss would be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the nine months ended September 30, 2021, we received approximately 51%, 20%, and 15% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the nine months ended September 30, 2020, we received approximately 41%, 20%, and 16% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively.

We did not require collateral and did not believe the loss of any single operator would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of September 30, 2021, we had total borrowings under our Credit Facility of $36.5 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as September 30, 2021, due to the existence of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FALCON MINERALS CORPORATION

Date: November 5, 2021	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Matthew B. Ockwood
Matthew B. Ockwood
Chief Financial Officer
(Principal Financial Officer)