Form 10-K
period 2021-12-31
Falcon Minerals Corp
filed 2022-03-11
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38158

FALCON MINERALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0820780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

609 Main Street, Suite 3950, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 814-4657

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FLMN	Nasdaq Capital Market
Warrants, each to purchase one share of Class A common stock	FLMNW	Nasdaq Capital Market

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $255.4 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date. The registrant does not have any non-voting common stock outstanding.

As of March 3, 2022, there were 47,061,505 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 39,387,782 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

On August 23, 2018 (the “Closing Date”), the Company completed the acquisition of the equity interests (the “Equity Interests”) in certain of the subsidiaries (the “Royal Entities”) of Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”) and Hooks Holding Company GP, LLC (“Hooks GP”, and collectively with NRAC, Hooks Holdings, DGK, and DGK GP, the “Contributors”). The acquisition was made pursuant to the Contribution Agreement, dated as of June 3, 2018 (the “Contribution Agreement”), by and among the Company, Royal Resources L.P. (“Royal”), Royal Resources GP L.L.C. (“Royal GP”) and the Contributors. The acquisition of the Royal Entities pursuant to the Contribution Agreement is referred to as the “Business Combination” and the Business Combination together with the other transactions contemplated by the Contribution Agreement are referred to herein as the “deSPAC Transactions.”

Pursuant to the Contribution Agreement, on the Closing Date, the Company contributed cash to Falcon Minerals Operating Partnership, LP, a Delaware limited partnership and wholly owned subsidiary of the Company (“OpCo”), in exchange for (a) a number of OpCo Common Units representing limited partnership interests in OpCo (the “OpCo Common Units”) equal to the number of shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), outstanding as of the Closing Date and (b) a number of OpCo warrants exercisable for OpCo Common Units equal to the number of the Company’s warrants outstanding as of the Closing Date. The Company controls OpCo through Falcon Minerals GP, LLC, a Delaware limited liability company, a wholly owned subsidiary of the Company and the sole general partner of OpCo .

In connection with the Company’s entry into the Contribution Agreement, the Company agreed to issue and sell in a private placement an aggregate of 11,480,000 shares of Class A common stock for a purchase price of $10.00 per share, and aggregate consideration of $114.8 million (the “Private Placement”). The Private Placement was consummated concurrently with the deSPAC Transactions on the Closing Date and the proceeds of the Private Placement were used to fund a portion of the cash consideration paid to the Contributors.

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

As of December 31, 2021, our assets consisted of Royalties underlying approximately 256,000 gross unit acres (approximately 2,670 net royalty acres not normalized to 1/8th) that are concentrated in what we believe is the “core-of-the-core” of the liquids-rich condensate region of the Eagle Ford Shale in Karnes, DeWitt, and Gonzales Counties, Texas. In all three of these counties, we also have substantial exposure to the Austin Chalk and Upper Eagle Ford formations (this overlapping acreage is included in the 256,000 gross unit acres), which have experienced increased horizontal development activity, in addition to the more established and historically developed Lower Eagle Ford formation. We believe that the wells and remaining drilling locations on the properties underlying our assets are among the most economic in North America, with operator break-even oil prices under $35 per barrel. In addition, our assets include Royalties related to approximately 95,000 gross unit acres in the Appalachian region, including Pennsylvania, West Virginia, and Ohio. Our acreage was extensively delineated by 2,827 producing wells as of December 31, 2021, of which 2,328 are located in Karnes, DeWitt, and Gonzales Counties, providing extensive subsurface data control and substantial confidence on individual well initial production rates, production profiles and estimated ultimate recoveries (“EURs”). The average net daily production attributable to our net royalty interests was 4,438 BOE/d (47% oil) for the year ended December 31, 2021.  This includes Eagle Ford production of 3,553 BOE/d (58% oil).

The Eagle Ford Shale is the one of the largest oil field in North America and is one of the lowest-cost and most active unconventional shale trends. It has a world-class aerial extent that covers approximately 13 million surface acres and has extensive data control as a result of more than 18,000 producing horizontal wells. The Eagle Ford has top-tier single-well economics, is operated by premier oil and gas companies, and has access to abundant offtake infrastructure in close proximity to the U.S. Gulf Coast. In recent years, the entire Eagle Ford Shale play has undergone a technical transformation largely driven by utilization of modern drilling and completion techniques, resulting in improved oil and gas sectional recoveries, enhanced production rates, EURs, well economics and increased activity by operators. Our acreage is located in what we believe is the “core-of-the-core” of the Eagle Ford Shale and is characterized by high oil and liquids content and low finding and development costs as well as positive differentials that drive attractive economics to operators relative to other unconventional basins. We believe these factors make the development of our underlying acreage commercially viable and highly attractive in lower commodity price environments. Approximately 89% of our Eagle Ford and Austin Chalk acreage is operated by ConocoPhillips (“ConocoPhillips”), EOG Resources, Inc. (“EOG”), and Devon Energy Corporation (“Devon”) through a joint venture.

Our revenues are primarily derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. For the year ended December 31, 2021, our revenues were derived 69% from oil and condensate sales, 19% from natural gas sales, 10% from natural gas liquid sales and 2% from lease bonuses. For the year ended December 31, 2020 our revenues were derived 75% from oil and condensate sales, 18% from natural gas sales, and 7% from natural gas liquid sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas and NGL prices have historically been volatile, and from time to time the Company may utilize commodity derivative instruments to mitigate the given price risk associated with its operations.

Our Properties

Our assets consist of Royalties related to 559 drilling units, concentrated in what we believe is the “core-of-the-core” of the Eagle Ford Shale as well as the Marcellus Shale and Point Pleasant formations. As of December 31, 2021, these interests entitled us to receive an average royalty of 1.25% from the producing wells on the acreage underlying our Royalties, with no additional future capital or operating expenses required. As of December 31, 2021, there were 2,827 wells producing on this acreage, and average net production for the year ended December 31, 2021 was approximately 4,438 BOE/d. In addition, there were 81 horizontal wells in various stages of completion. As of December 31, 2021, there were 72 additional permits outstanding for undrilled wells or wells currently being drilled on the acreage underlying our Royalties.

Comparison of Types of Interests

Mineral Interest. Mineral interests are perpetual real property rights of the owner to exploit, mine, and/or produce any or all of the minerals lying below the surface of the property. The holder of a mineral interest has the right to lease the minerals to a working interest holder pursuant to an oil and gas lease.

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

Our Relationship with Royal Resources, L.P.

Our largest shareholder is Royal, which was formed by a subsidiary of The Blackstone Group L.P. (“Blackstone”) in 2011.  We were formed pursuant to the deSPAC Transactions through which Blackstone (through its ownership of Royal) has retained a significant ownership stake in us, representing approximately 41% of our voting interests through Royal’s ownership of our Class C common stock.  Pursuant to the Contribution Agreement, Blackstone also has the right to nominate six out of nine members of our Board of Directors. Falcon performs certain managerial operations for Royal with respect to assets that Royal owns that were not contributed to Falcon under a Master Services Agreement (“MSA”).  Under the MSA, Falcon is paid approximately $0.1 million per year, plus reimbursement of certain out of pocket expenses and an allocated amount of certain third-party costs.  See also, Part I, Item 1, Business, Corporate History.

Recent Developments

On January 11, 2022, Falcon, OpCo, Ferrari Merger Sub A LLC, a Delaware limited liability company and wholly owned subsidiary of OpCo (“Merger Sub”), and DPM HoldCo, LLC, a Delaware limited liability company (“Desert Peak”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions in the Merger Agreement, Merger Sub will merge with and into Desert Peak (the “Merger”), with Desert Peak continuing as the surviving entity in the Merger as a wholly owned subsidiary of OpCo.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the effective time of the Merger (the “Merger Effective Time”), the limited liability company interests in Desert Peak (the “DPM Membership Units”) issued and outstanding immediately prior to the Merger Effective Time will be converted into the right to receive an aggregate of (a) 235,000,000 shares of Class C common stock, (b) 235,000,000 OpCo Common Units and (c) additional shares of Falcon Class C common stock (and a corresponding number of OpCo Common Units) equal to (i) the sum of (x) the difference between $140,000,000 and the Sierra Net Debt (as defined in the Merger Agreement) plus (y) the amount by which the Indebtedness (as defined in the Merger Agreement) for borrowed money of Falcon and its subsidiaries exceeds $45,000,000 as of immediately prior to the Merger Effective Time divided by (ii) $5.15 (collectively, the “Merger Consideration”).

Completion of the Merger is subject to certain customary conditions, including, among others, the following: (a) the affirmative vote of the holders of at least (i) a majority of the votes cast at Falcon’s stockholder meeting (the “Falcon Stockholder Meeting”) on the approval of the issuance of the Merger Consideration (the “Stock Issuance Proposal”) and (ii) a majority of the voting power of the outstanding capital stock of Falcon entitled to vote on the approval of the adoption of certain amendments to Falcon’s certificate of incorporation providing for a reverse stock split of the Class C common stock and the Class A common stock prior to the Merger Effective Time, at a ratio of four to one (the “Falcon Reverse Stock Split” and, together with the Stock Issuance Proposal, the “Required Falcon Stockholder Proposals”); (b) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement (the “Transactions”); (c) approval for listing on the Nasdaq Capital Market of the Class A common stock issuable upon exchange of the Merger Consideration; (d) the expiration or termination of all applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Transactions, and any commitment to, or agreement (including any timing agreement) with, any government entity to delay the consummation of, or not to close before a certain date, the Transactions; (e) the effectiveness of the Falcon Reverse Stock Split and the adoption of a reverse unit split of the OpCo Common Units prior to the Merger Effective Time, at a ratio of four to one; (f) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (g) compliance by each party in all material respects with its covenants included in the Merger Agreement; (h) each of the Registration Rights Agreement (as defined in the Merger Agreement) and the Director Designation Agreement (as defined in the Merger Agreement) being in full force and effect; and (i) the Available Liquidity (as defined in the Merger Agreement) is no less than $65,000,000 and the Sierra Net Debt is not in excess of $140,000,000.

OIL AND NATURAL GAS DATA

Reserves Presentation

The reserves estimates as of December 31, 2021 and 2020, shown herein, have been independently evaluated by Ryder Scott Company, L.P. (“RSC”).  RSC was founded in 1937 and for over 80 years has provided worldwide services to the petroleum industry including but not limited to the issuance of reserve reports and audits, appraisals of oil and gas properties, enhanced recovery services, expert witness testimony, and management services under the Texas Board of Professional Engineers Registration No. F-1580.  Within RSC, the technical person primarily responsible for preparing the estimates set forth in the RSC summary reserves report incorporated herein was Ali A. Porbandarwala, P.E.  Mr. Porbandarwala, a Licensed Professional Engineering in the State of Texas (License No. 107652) has been practicing consulting petroleum engineering at RSC since 2008 and has over twenty years of industry experience.  Mr. Porbandarwala earned a Bachelor of Science degree in Chemical Engineering from The University of Kansas in 2001 and a Masters in Business Administration from The University of Texas at Austin in 2007 and is a licensed Professional Engineer in the State of Texas.  As technical principal, Mr. Porbandarwala meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum

Engineers and is proficient in judiciously applying industry standard practices to engineering evaluations as well as applying SEC and other industry reserves definitions and guidelines. RSC does not own an interest in us or any of our properties, nor is it employed by us on a contingent basis. A copy of RSC’s estimated proved reserve report as of December 31, 2021 is incorporated by reference herein to Exhibit 99.1 to this Annual Report.

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2021 and 2020 were prepared by RSC. A reserve audit is not the same as a financial audit and is less vigorous in nature than an independent reserve report where the independent reserve engineer determines the reserves on its own.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2021 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy, or a combination of both methods. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2021 and 2020 based on the reserve reports prepared by RSC. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	As of December 31,
	2021	2020
Estimated proved developed reserves:
Oil (MBbls)	2,738	3,291
Natural gas (MMcf)	19,098	19,755
Natural gas liquids (MBbls)	1,183	1,164
Total (MBOE) (1)	7,104	7,747
Estimated proved undeveloped reserves:
Oil (MBbls)	5,025	6,451
Natural gas (MMcf)	24,339	28,781
Natural gas liquids (Bbls)	1,059	1,022
Total (MBOE) (1)	10,141	12,270
Estimated net proved reserves:
Oil (MBbls)	7,763	9,742
Natural gas (MMcf)	43,437	48,536
Natural gas liquids (MBbls)	2,242	2,186
Total (MBOE) (1)	17,245	20,017
Percent proved developed	41.19%	38.70%
PV-10 of proved reserves (in millions) (2)	$371.9	$255.5

(1)

Estimates of reserves as of December 31, 2021 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2021 in accordance with revised SEC rules and regulations applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $66.56 per Bbl for oil and $3.60 per Mcf for natural gas at December 31, 2021. The unweighted arithmetic average first day of the month prices were $39.57 per Bbl for oil and $1.99 per Mcf for natural gas at December 31, 2020.  The price per Bbl for natural gas liquids was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent Royalties in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

As of December 31, 2021, our historical proved developed reserves totaled 2,738 MBbls of oil, 19,098 MMcf of natural gas and 1,183 MBbls of natural gas liquids, for a total of 7,104 MBOE. Of the total proved developed reserves, 99% are producing and the remaining 1% are from wells that have been stimulated but are not yet producing hydrocarbons.

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

Proved Undeveloped Reserves

As of December 31, 2021, our historical proved undeveloped reserves totaled 5,025 MBbls of oil, 24,339 MMcf of natural gas and 1,059 MBbls of natural gas liquids, for a total of 10,141 MBOE. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

During the year ended December 31, 2021, our PUD reserves changed due to:

•	the conversion of 628 MBOE of PUD reserves into PDP and PNP reserves;
•	net negative revisions of 1,569 MBOE as a result of the removal of certain locations to the drilling schedule as part of a revised development plan;
•	positive revisions of 34 MBOE as a result of higher commodity prices and type curve changes; and
•	positive revisions of 33 MBOE as a result of acquisitions.

In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, all of our PUD drilling locations are scheduled to be drilled prior to the end of December 2026. This development schedule is based on an 81 well inventory waiting to be brought online, 72 permits that identify activity and continued PUD conversion based on historical drilling activity and the publicly announced capital expenditure plans of our operators. As an owner of Royalties and not working interests, we are not required to make capital expenditures and did not make capital expenditures to convert PUD reserves from undeveloped to developed.

Identification of Drilling Locations

Our identification of drilling locations is based on specifically identified locations on our leasehold acreage based on our assessment of current geoscientific, engineering, land, well-spacing and historic production profile information derived from state agencies and public statements by our operators on the acreage underlying our interests. These drilling locations are identified on a detailed map and allocated a reserve profile and identifier. Further, RSC reviewed and confirmed our drilling locations in estimating our PUD reserves in connection with the preparation of our reserve report as of December 31, 2021. We update and revise our drilling locations on a periodic basis as our assessment of the information described above changes.

Production and Price History

The following table sets forth information regarding our net production of oil, natural gas, and natural gas liquids, substantially all of which is from the Eagle Ford Shale region in South Texas, and certain price and cost information for each of the periods indicated:

	As of December 31,
	2021	2020	2019
Production Data:
Eagle Ford Shale:
Oil (Bbls)	753,248	826,122	876,140
Natural gas (Bbls)	328,653	425,005	358,804
Natural gas liquids (Bbls)	215,046	224,985	276,656
Combined volumes (BOE)	1,296,947	1,476,112	1,511,600
Average daily combined volume (BOE/d)	3,553	4,033	4,141
Total:
Oil (Bbls)	756,236	835,545	879,288
Natural gas (Bbls)	633,515	588,025	598,019
Natural gas liquids (Bbls)	230,093	247,536	296,813
Combined volumes (BOE)	1,619,844	1,671,106	1,774,120
Average daily combined volume (BOE/d)	4,438	4,566	4,861
% Oil	47%	50%	50%

Average sales prices:
Oil (Bbls)	$66.39	$35.84	$59.85
Natural gas (Mcf)	$3.59	$2.01	$2.62
Natural gas liquids (Bbls)	$30.52	$12.28	$15.45
Combined per (BOE)	$43.75	$23.98	$37.54

Average Costs ($/BOE):
Production and ad valorem taxes	$2.43	$1.68	$2.40
Gathering and transportation expense	$1.08	$1.19	$1.35
General and administrative	$8.72	$7.18	$6.71
Interest expense, net	$1.19	$1.31	$1.40
Depletion	$9.40	$8.44	$7.18

Producing Wells

As of December 31, 2021, we owned Royalties in 2,827 producing wells located on the acreage in which we had an interest. The following table provides detailed information relating to our producing wells:

	Gross Producing Wells	Net Producing Wells
Oil	2,328	29
Natural Gas	499	6
Total	2,827	35

Acreage

The following tables set forth information as of December 31, 2021 relating to total gross and net acreage in the units associated with Royalties owned by us:

Basin	Gross Developed Acreage (1)	Gross Undeveloped Acreage (2)	Total Gross Acreage
Eagle Ford Shale	93,120	91,433	184,553
Marcellus Shale and Point Pleasant	39,920	34,649	74,569
Total	133,040	126,082	259,122

Basin	Net Developed Acreage (1)	Net Undeveloped Acreage (2)	Total Net Acreage
Eagle Ford Shale	1,144	1,526	2,670
Marcellus Shale and Point Pleasant	540	990	1,530
Total	1,684	2,516	4,200

(1)

Developed acres are acres spaced or assigned to productive wells and do not include undrilled acreage held by production under the terms of the lease.  The value provided is for horizontal wells only and are based on 40 acres per well in the Eagle Ford Shale and 80 acres per well in the Marcellus Shale and Point Pleasant formation for wells drilled as of December 31, 2021.

(2)

Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Drilling Results

As of December 31, 2021, our operators associated with Royalties had 81 wells in the process of drilling, completing, or dewatering or shut-in awaiting infrastructure that are not reflected in the table below. The following table sets forth, for the periods indicated below, the number of net productive and dry wells completed, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2021	2020	2019
Development:
Productive	224	139	194
Dry	-	-	-

Competition

The oil and natural gas business is highly competitive in the exploration for and acquisition of reserves, the acquisition of minerals and oil and natural gas leases, and personnel required to find and produce reserves. Many companies not only explore for and produce oil and natural gas, but also conduct midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. Certain of our competitors may possess financial or other resources substantially larger than we possess. Our ability to acquire additional minerals and properties and to discover reserves in the future will be dependent upon our ability to identify and evaluate suitable acquisition prospects and to consummate transactions in a highly competitive environment. Oil and natural gas products compete with other sources of energy available to customers, primarily based on price. These alternate sources of energy include coal, nuclear, solar, and wind. Changes in the availability or price of oil and natural gas or other sources of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other sources of energy may affect the aggregate demand for oil and natural gas over time.

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

Water Discharges

 The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act” (“CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. In January 2020, the EPA and Corps replaced the WOTUS rule adopted in 2015 with the narrower Navigable Waters Protection Rule, and litigation ensued. In August 2021, a federal judge in the District of Arizona struck down the Navigable Waters Protection Rule. Soon after, the Biden administration and the Corps announced that they have stopped enforcing the Navigable Waters Protection Rule nationwide and that they are reverting back to the 1986 WOTUS definition. In November 2021, the EPA and Corps issued prepublication notice of a proposed rule to revise the definition of “waters of the United States” to put back into place the pre-2015 definition, updated to reflect consideration of Supreme Court decisions, including the Supreme Court’s April 2020 decision holding that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. In January 2022, the Supreme Court agreed to hear a case regarding the jurisdictional reach of

WOTUS.  Therefore, the scope of jurisdiction under the CWA is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.

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

In addition, the SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that presents an imminent and substantial endangerment to humans, which could result in orders prohibiting or limiting the operations of oil and natural gas production facilities. The EPA has asserted regulatory authority pursuant to the SDWA’s Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued guidance covering such activities. The SDWA also regulates saltwater disposal wells under the UIC Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of, order disposal wells to cease operations, or limit the construction of new wells. For example, the Railroad Commission of Texas (the “TRRC”) recently issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances, or force them to curtail operations.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change, including one that calls for substantial action on climate change, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The current administration has also issued an executive order calling for the suspension, revision, or rescission, of a September 2020 rule rescinding certain methane standards and removing transmission and storage segments from the source category for certain regulations, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. In response, the U.S. Congress has approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In November 2021, as required by President Biden’s executive order, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA hopes to finalize such standards by the end of 2022.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement,” requires member states to submit non-binding, individually determined reduction goals every five years after 2020. Although the United States had withdrawn from the Paris Agreement, President Biden has recommitted the United States and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates now in political office. These have included promises to limit emissions and curtail certain production of oil and natural gas. The current administration’s January 2021 climate change executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices. A federal district court judge in Louisiana issued a nationwide preliminary injunction in June 2021, effectively preventing the Biden administration from implementing the pause of new oil and natural gas leases on federal lands and waters and forcing the lease sale.  In November 2021, the U.S. Department of the Interior released its “Report On The Federal Oil And Gas Leasing Program,” which assessed the current state of oil and gas leasing on federal lands and proposed several reforms, including raising royalty rates and implementing stricter standards for entities seeking to purchase oil and gas leases. Recently, in January 2022, a federal district court judge in Washington, DC vacated the results of the federal government’s Lease Sale 257, effectively canceling the sale, on the grounds that the federal government failed to consider foreign consumption of oil and natural gas from its greenhouse gas emissions analysis.  In February 2022, a federal district court judge in Louisiana blocked the Biden Administration’s method of calculating the social costs associated with greenhouse gases, and specifically blocked federal agencies from considering the findings from the White House Interagency Working Group, which had been tasked with devising new metrics based on the Obama-era calculations.  In response, also in February 2022, the Biden administration asked the court to stay the injunction and announced that it would be suspending or delaying new federal oil and gas leases.  These recent developments and the Biden administration’s and certain federal courts’ focus on the climate change impacts of federal projects could result in significant changes to the federal oil and gas leasing program in the future.  Restrictions surrounding onshore drilling, onshore federal lease availability, and restrictions on the ability to obtain required permits, could have a material adverse impact on our operators and, in turn, our operations.

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

Several states where we own interests in oil and gas producing properties, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. Recently, the TRRC issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

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

Endangered Species Act

Some of the operations on acreage underlying our Royalties may be located in areas that are designated as habitats for endangered or threatened species under the Endangered Species Act. In February 2016, the U.S. Fish and Wildlife Service published a final policy that alters how it identifies critical habitat for endangered and threatened species. However, the Biden administration published two rules in October 2021 that reversed changes made by the Trump administration, namely to the definition of “habitat” and to a policy that made it easier to exclude territory from critical habitat. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues to make listing decisions and critical habitat designations where necessary, including for over 250 species as required under a 2011 settlement approved by the U.S. District Court for the District of Columbia, and many hundreds of additional anticipated listing decisions have already been identified beyond those recognized in the 2011 settlement. The designation of previously unprotected species as being endangered or threatened, if located in the areas where we have Royalties, could cause the operators of the operations on the acreage underlying our Royalties to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.

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

Human Capital

Overview and Structure. We consider our workforce to be our most important asset, and we have sought to structure our hiring practices, compensation and benefits programs, and employee practices to attract and retain high-quality personnel and to provide a comfortable and collegial work environment. We continue to invest in our employees by providing training opportunities, promoting diversity and inclusion, and maintaining focus on corporate ethics. We are managed and operated by the executive officers of our Company and our Board of Directors oversees the management of the Company.

Headcount. We rely principally on full-time employees but use independent contractors as needed to assist with special projects. As of December 31, 2021, the Company had 11 full-time employees and one contractor. None of Falcon’s employees are represented by labor unions or covered by any collective bargaining agreements.

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

Facilities

Our executive offices are located at 609 Main Street, Suite 3950, Houston, TX 77002.   We have additional leased office space in New York, NY and Philadelphia, PA. Our Philadelphia, PA office is shared with Hepco Capital Management, LLC (“Hepco”), which Company executive Jeffrey Brotman is also a director and officer of.  The related cost of our shared office is proportionately shared between the Company and Hepco.  We believe that these facilities are adequate for our current operations.

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

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition, and prospects. You should carefully consider the following risk factors in addition to the other information included in this annual report, including matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

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

•	the level of prices and expectations about future prices of oil and natural gas;

•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;

•	the level of global oil and natural gas exploration and production;

•	the cost of exploring for, developing, producing, and delivering oil and natural gas;

•	the price and quantity of foreign imports and U.S. exports of oil, natural gas and NGLs;

•	increases or decreases in U.S. domestic production;
•	the availability of storage for hydrocarbons;

•	the ability of members of the OPEC to agree to and maintain oil price and production controls;

•	risk related to our hedging activities;

•	the level of consumer product demand;

•	weather conditions and other natural disasters;

•	risks associated with operating drilling rigs;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxes;
•	the continued threat of terrorism, cyberattacks and the impact of military and other action, including the military conflict in Ukraine;

•	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; and

•	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels.

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

Because we depend on third-party operators for all of the exploration, development, and production on our properties, we have no control over the operations related to our properties. For the year ended December 31, 2021, we received approximately 47%, 19%, and 15% of our revenue from ConocoPhillips, EOG, and Devon, respectively. The failure of the aforementioned operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Further, none of the operators of the properties underlying our royalties are contractually obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on the properties underlying our royalties, therefore, depends on a number of factors that will be largely outside of our control, including:

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

As of December 31, 2021, 58.8% of our total estimated proved reserves were proved undeveloped reserves and may not be ultimately developed or produced by our operators. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by our operators. The reserve data included in the reserve report of our independent petroleum engineer assume that substantial capital expenditures by our operators are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our operators will develop the properties underlying our royalties as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill, and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical for our operators. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

Our method of accounting for investments in oil and natural gas properties may result in impairments in future periods.

We follow the successful efforts method of accounting. Accordingly, all costs incurred in the acquisition of mineral and royalty interests in oil and natural properties are capitalized.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. No such impairment expense was recorded for the years ended December 31, 2021 or 2020. However, we may incur impairment charges in the future, which could materially adversely affect our results of operations for the periods in which such charges are recorded.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2021, were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. In addition, none of the operators of the properties underlying our royalties are contractually obligated to provide us with information regarding drilling activities or historical production data with respect to the properties underlying our interests, which may affect our estimates of reserves. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

The estimates of reserves as of December 31, 2021 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2021, in accordance with the revised SEC rules and regulations applicable to reserve estimates for such period.

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

Unless we replace our reserves with new reserves that our operators develop, our reserves will decline, which would adversely affect our future cash flows and results of operations.

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

Title to the properties in which we have an interest may be impaired by title defects.

We are not required to, and under certain circumstances we may elect not to, incur the expense of retaining lawyers to examine the title to our royalty and mineral interests. In such cases, we would rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before acquiring a specific royalty or mineral interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect our results of operations, financial condition and free cash flow. No assurance can be given that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects in properties in which we hold an interest, we may suffer a financial loss.

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

Terrorist attacks or armed conflicts could harm our business.

Terrorist activities, anti-terrorist activities and other armed conflicts involving the United States or other countries, including the military conflict in Ukraine, may adversely affect the United States and global economies. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our operators’ services and causing a reduction in our revenues. Oil and natural gas facilities, including those of our operators, could be direct targets of terrorist attacks, and if infrastructure integral to our operators is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could adversely affect our business, financial condition and results of operations.

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

Due to certain settlement provisions contained within the Warrants, the Warrants are classified as derivative liabilities on our consolidated balance sheets as of December 31, 2021 and 2020. Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such non-cash gains or losses could be material.

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

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has announced that climate change will be a focus of his administration. In January 2021, the Biden administration issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions related to climate change that have or may have a significant impact on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from certain sources in the United States on an annual basis, including certain of our operations; moreover, President Biden signed an executive order in January 2021 that, among other things, calls for the establishment of new or more stringent emissions standards for methane and volatile organic compounds from new, modified, and existing oil and gas facilities, including the transmission and storage segments. In November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and VOC emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA hopes to finalize the standards by the end of 2022.

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States had withdrawn from the Paris Agreement in November 2020, President Biden has signed executive orders to re-enter the Paris Agreement and calling on the federal government to develop the United States' emissions reduction target. In April 2021, the Biden administration announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, President Biden released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which, among other things, explains that the U.S. and EU are co-leading the “Global Methane Pledge” that aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels.  President Biden also agreed that same month to cooperate with Chinese leader Xi Jinping on accelerating progress toward the adoption of clean energy. The impacts of President Biden's executive orders and the terms of any laws or regulations promulgated to implement the United States’ commitment under the Paris Agreement, are uncertain at this time. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.

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

Finally, our operations are subject to disruption from natural or human causes beyond our control, including risks from extreme weather events, such as hurricanes, severe storms, floods, heat waves, and ambient temperature increases, as well as wildfires, each of which may become more frequent or more severe as a result of climate change.

Increasing attention to environmental, social and governance matters (“ESG”) may impact our business, financial results or stock price.

In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, activist investors, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, advocating for changes to companies’ board of directors, and promoting the use of energy saving building materials. These activities may result in demand shifts for oil and natural gas. In addition, a failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business, increase our risk of litigation, and could have a material adverse effect on our results of operation.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Risks Relating to Regulation

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation or regulations related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. While the Trump administration had begun the process of withdrawing from the Paris Agreement, in January 2021, President Biden signed an Executive Order directing that the United States rejoin the Paris Agreement. In April 2021, the Biden administration announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector.

Legislative proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. For example, legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, President Obama announced a climate action plan that targeted methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions, which, among other things, imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. The Trump administration targeted many of these actions. For example, in September 2020, the EPA finalized amendments to the 2012 and 2016 regulations that, among other things, removed the transmission and storage segment of the oil and gas industry from regulation and rescinded emissions standards for that sector and rescinded methane standards. However, in January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically called on the EPA to consider a proposed rule suspending, revising or rescinding the September 2020 deregulatory amendments by September 2021. In response, the U.S. Congress has approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In November 2021, as required by President Biden’s executive order, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA hopes to finalize the standards by the end of 2022. As a result, future implementation of the standards is uncertain at this time.

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

Increased attention to environmental, social and governance (“ESG”) matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, increasing investor and societal expectations regarding voluntary ESG disclosures, and potential increasing consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward the company and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may, of their own accord, elect not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

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

In some instances, the operation of underground injection wells has been alleged to cause earthquakes. Such issues have sometimes led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity. For example, the TRRC recently issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Such concerns also have resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. Future orders or regulations addressing concerns about seismic activity from well injection could affect operations on the acreage underlying our royalties.

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

At the closing of the Business Combination, OpCo entered into a revolving credit facility in the aggregate principal amount of up to $500 million. The Revolving Credit Facility, or other future debt agreements of ours and OpCo, will contain a number of restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, make loans and advances, make capital expenditures, incur liens, and sell assets. These restrictions may also limit the ability of us and OpCo to pursue business opportunities that may arise in the future.

There is no guarantee that the public warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants is $11.34 per share of Class A common stock. Pursuant to the Contribution Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds 50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants. There is no guarantee that the public warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Subsequent to December 31, 2021, the exercise price of the Company’s warrants was further reduced to $11.29 after the Extraordinary Dividend paid for the quarter ended December 31, 2021.

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

We issued warrants to purchase 13,749,999 shares of Class A common stock as part of our IPO and concurrent with our IPO, we issued an aggregate of 7,500,000 private placement warrants to our Sponsor. Each warrant issued is exercisable to purchase one whole share of Class A common stock at $11.34 per whole share. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds 50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. Subsequent to December 31, 2021, the exercise price of the Company’s warrants was further reduced to $11.29 after the Extraordinary Dividend paid for the quarter ended December 31, 2021.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following July 26, 2022, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as measured on the last business day of our most recently completed second fiscal quarter, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Risks Related to the Merger

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

The Merger Agreement generally requires us to, and cause each of our subsidiaries to, (i) conduct our business in all material respects in the ordinary course of business consistent with past practice and (ii) use our reasonable best efforts to maintain in all material respects our assets and properties in their current condition, preserve intact our business organizations in all material respects, and maintain existing relations and goodwill with governmental entities and customers in all material respects, pending consummation of the proposed Merger, and restricts us, without Desert Peak’s consent, from taking certain specified actions until the proposed Merger is completed. These restrictions may affect our ability to execute our business strategies, including our ability to acquire or dispose of certain assets and to enter into certain contracts, respond effectively to competitive pressures and industry developments, pursue alternative business opportunities or strategic transactions, undertake significant capital projects, undertake significant financing transactions, modify our lease arrangements and otherwise pursue other actions that are not permitted by the Merger Agreement, even if such actions would constitute appropriate changes to our business and help us attain our financial and other goals, and, as a result, these restrictions may impact our financial condition and results of operations.

Employee retention, motivation and recruitment may be challenging before the completion of the proposed Merger, as employees and prospective employees may experience uncertainty about their future roles with the Post-Combination Company following consummation of the proposed Merger. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with or join the post-combination company following consummation of the proposed Merger, or if an insufficient number of employees are retained to maintain effective operations, our business, financial condition and results of operations could be adversely affected.

The proposed Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions concerning us, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Operators, lenders and other business partners may also seek to change existing agreements with us as a result of the proposed Merger. Any such delay or deferral of those decisions or changes in existing agreements could adversely impact our business, regardless of whether the proposed Merger is ultimately consummated. The consummation of the proposed Merger may adversely affect our relationship with our operators, lenders or other business partners.

The pursuit of the proposed Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s time, efforts, resources and attention away from day-to-day business concerns that could have been otherwise beneficial to us could adversely affect our business, financial condition and results of operations.

We could also be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the proposed Merger or result in significant costs and expenses. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or other business combination agreements similar to the Merger Agreement. It is possible that stockholders may file lawsuits challenging the proposed Merger or the other transactions contemplated by the Merger Agreement, which may name us, Desert Peak and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the proposed Merger on the agreed-upon terms, such an injunction may delay the consummation of the proposed Merger in the expected timeframe, or may prevent the proposed Merger from being consummated altogether. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Regardless of whether any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business. Further, there can be no assurance that any of the defendants in any potential future lawsuits will be successful in the outcome of such lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition, results of operations, and cash flows.

In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether the Merger is consummated. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain the Required Falcon Stockholder Approvals, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions, such as the Required Falcon Stockholder Approvals and certain regulatory approvals in the United States, including the expiration or termination of any waiting period under the HSR Act, among other customary closing conditions. It is possible that we will not receive the Required Falcon Stockholder Approvals or that a governmental authority may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger (the “Closing”) is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the Closing may take longer than we expect. There can be no assurance that any of the conditions to the Closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

Depending on the circumstances that would have caused the Merger not to be completed, the price of shares of Class A common stock may decline materially, including as a result of negative reactions from the financial markets due to the fact that current prices may reflect a market assumption that the Merger will be completed. If that were to occur, it is uncertain when, if ever, shares of Class A common stock would return to the price levels at which the shares currently trade.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of Falcon, including the payment by Falcon of a termination fee.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to (i) initiate, solicit, propose, knowingly encourage or knowingly facilitate any inquiry or the making of a Competing Proposal (as defined in the Merger Agreement) or any inquiry, proposal or offer that constitutes or that would reasonably be expected to lead to a Competing Proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations with any person relating to, or in furtherance of a Competing Proposal or any inquiry, proposal or offer that would reasonably be expected to lead to a Competing Proposal, (iii) furnish any non-public information regarding us or our subsidiaries, or access to our or our subsidiaries’ properties, assets or employees, to any person in connection with or in response to any Competing Proposal or any inquiry, proposal or offer that would reasonably be expected to lead to a Competing Proposal, (iv) enter into any letter of intent or agreement in principal relating to, or other agreement providing for, a Competing Proposal (other than a confidentiality agreement as provided in the Merger Agreement) or (v) submit any Competing Proposal to the approval of our stockholders. In addition, before our board of directors withdraws, qualifies or modifies its recommendation of the proposed Merger or terminates the Merger Agreement to enter into a definitive agreement with respect to a competing transaction, Desert Peak generally has an opportunity to offer to modify the terms of the proposed Merger. In some circumstances, upon termination of the Merger Agreement, we will be required to pay Desert Peak a termination fee equal to $13.9 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay above market value, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to Falcon stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another merger transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

If the benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of the post-combination company’s securities may decline.

If the benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of the post-combination company’s securities following Closing may decline. The market values of Falcon’s securities at the time of the Merger may vary significantly from their prices on the date the Merger Agreement was executed, the date of this Annual Report, or the date on which our stockholders vote on the proposals. Because the number of shares to be issued pursuant to the Merger Agreement will not be adjusted to reflect any changes in the market price of the Class A common stock, the market value of Falcon common stock issued in the Merger may be higher or lower than the values of these shares on earlier dates.

In addition, following the Merger, fluctuations in the price of the post-combination company’s securities could contribute to the loss of all or part of your investment. Prior to the Merger, there has not been a public market for the securities of Desert Peak. Accordingly, the valuation ascribed to Desert Peak in the Merger may not be indicative of the price that will prevail in the trading market following the Merger. The trading price of the post-combination company’s securities following the Merger could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the post-combination company’s securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the industry in which the post-combination company operates in general;
•	operating and stock price performance of other companies that investors deem comparable to the post-combination company;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving the post-combination company;
•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of the post-combination company’s Class A common stock available for public sale;
•	any major change in the post-combination company’s board of directors or management; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the post-combination company could depress the post-combination company’s stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 609 Main Street, Suite 3950, Houston, TX 77002. We have additional leased office space in New York, NY and Philadelphia, PA.  We believe that these facilities are adequate for our current operations.

Additional information regarding our properties is contained in “Item––Business” and is incorporated by reference herein.

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

Market Information

Our units commenced public trading on July 21, 2017, and our Class A common stock and warrants commenced separate trading on August 15, 2017.  Prior to the separation of our units on August 15, 2017, there was no public market for our Class A common stock.  Prior to the Closing of the deSPAC Transactions on August 23, 2018, our Class A common stock, warrants, and units were each listed on the NASDAQ Capital Market under the symbols OSPR, OSPRW and OSPRU, respectively.

Our Class A common stock and warrants are currently listed on the Nasdaq Capital Market under the symbols “FLMN” and “FLMNW,” respectively.

We had approximately 13 registered stockholders of record of our Class A common stock and eight registered holders of our warrants as of March 3, 2022. This number does not include owners, stockholders or warrant holders who beneficially own our shares through a broker or other entity who may hold shares in “street name”.  There is no public market for our Class C common stock. As of March 3, 2022, we had seven holders of record of our Class C common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to equity compensation plans under which shares of our common stock are authorized for issuance:

	(a)	(b)	(c)
	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Rights	Weighted Average Exercise Price Of Outstanding Stock Options and Rights	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders:
Long Term Incentive Plan (1)	1,800,015	-	4,025,418
Equity compensation plans not approved by stockholders:	-	-	-
Total	1,800,015	-	4,025,418

(1)

The Falcon Minerals Corporation 2018 Long-Term Incentive Plan (the “Plan”) was adopted by our Board of Directors and our stockholders in connection with the closing of the deSPAC Transactions.  The Plan contemplates the issuance or delivery of up to 8,600,000 shares of common stock to satisfy awards under the Plan.

Stockholder Performance Graph

The performance graph below compares the cumulative total returns of our Class A common stock over the period from July 21, 2017 through December 31, 2021 with the cumulative total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF (“XOP”).  XOP is a weighted composite of 59 oil and gas exploration and productions companies.  The cumulative total stockholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A common stock on July 21, 2017, and in the S&P 500 Index and XOP on the same date.  The results shown in the graph below are not necessarily indicative of future performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
07/21/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Falcon Minerals Corporation
S&P 500 Index
SPDR S&P Oil & Gas Exploration & Production ETF

ITEM 6.

[Reserved]

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

Recent Developments

On January 11, 2022, Falcon, Merger Sub and Desert Peak entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions in the Merger Agreement, Merger Sub will merge with and into Desert Peak, with Desert Peak continuing as the surviving entity in the Merger as a wholly owned subsidiary of OpCo.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the Merger Effective Time, the DPM Membership Units issued and outstanding immediately prior to the Merger Effective Time will be converted into the right to receive an aggregate of (a) 235,000,000 shares of Class C common stock, (b) 235,000,000 OpCo Common Units and (c) additional shares of Falcon Class C common stock (and a corresponding number of OpCo Common Units) equal to (i) the sum of (x) the difference between $140,000,000 and the Sierra Net Debt plus (y) the amount by which the Indebtedness for borrowed money of Falcon and its subsidiaries exceeds $45,000,000 as of immediately prior to the Merger Effective Time divided by (ii) $5.15.

Completion of the Merger is subject to certain customary conditions, including, among others, the following: (a) the affirmative vote of the holders of at least (i) a majority of the votes cast at the Falcon Stockholder Meeting on the approval of the issuance of the Merger Consideration and (ii) a majority of the voting power of the outstanding capital stock of Falcon entitled to vote on the approval of the Falcon Reverse Stock Split; (b) there being no law or injunction prohibiting consummation of the Transactions; (c) approval for listing on the Nasdaq Capital Market of the Class A common stock issuable upon exchange of the Merger Consideration; (d) the expiration or termination of all applicable waiting periods (and any extensions thereof) under the HSR Act, applicable to the Transactions, and any commitment to, or agreement (including any timing agreement) with, any government entity to delay the consummation of, or not to close before a certain date, the Transactions; (e) the effectiveness of the Falcon Reverse Stock Split and the adoption of a reverse unit split of the OpCo Common Units prior to the Merger Effective Time, at a ratio of four to one; (f) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (g) compliance by each party in all material respects with its covenants included in the Merger Agreement; (h) each of the Registration Rights Agreement and the Director Designation Agreement being in full force and effect; and (i) the Available Liquidity is no less than $65,000,000 and the Sierra Net Debt is not in excess of $140,000,000.

Factors Impacting the Comparability of Our Financial Results

COVID-19 Pandemic.  The outbreak of COVID-19 caused a continuing disruption to the oil and natural gas industry and to our business by, among other things, contributing to a significant decrease in global crude oil demand and the price for oil in 2020. This disruption has somewhat been alleviated in 2021. However, the current price environment remains uncertain as responses to the COVID-19 pandemic and newly emerging variants of the virus continue to evolve. Given the dynamic nature of these events, the Company cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. The decline in commodity prices adversely affected the revenues we received for our mineral and royalty interests and could impact our ability to access capital markets on terms favorable to us. Market volatility has continued, and we expect it will continue for the foreseeable future. Additionally, many operators of our mineral and royalty interests announced reductions to their capital budgets for 2021 and beyond, which has and will adversely affect the near-term development pace of our properties. However, many operators have resumed or increased drilling and completion activities compared to activity levels in 2020 in connection with the increase in commodity prices in late 2020 and 2021. In connection with the market and commodity price challenges resulting from the COVID-19 pandemic, our acquisition activity saw a significant decline in 2020 as we experienced a meaningful difference in sellers’ pricing expectations and the prices we were willing to offer for assets. We cannot predict the extent and potential duration of these and other impacts on our business from the COVID-19 pandemic, efforts to fight the pandemic and other market events.

Sources of Our Revenue

Our revenues were derived from royalty payments we received from our operators based on the sale of crude oil, natural gas, natural gas liquids that are extracted from natural gas during processing, and lease bonuses. As of December 31, 2021, our Royalties represented the right to receive an average of 1.25% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.  Oil, NGLs and natural gas prices have historically been volatile therefore, from time to time, we have entered into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Such instruments may include variable-to-fixed-price swaps, fixed price contracts, costless collars, and other contractual agreements.  The impact of these derivative instruments could affect the amount of revenue we ultimately realize.  We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges in the future.  We do not enter into derivative instruments for speculative purposes.  Our open commodity derivative contracts as of December 31, 2021 are detailed in “Note 4—Commodity Derivative Financial Instruments” to our audited consolidated financial statements included elsewhere in this Annual Report.

During the year ended December 31, 2021, the West Texas Intermediate average monthly posted prices ranged from $52.10 to $81.22 per Bbl for crude oil and the average monthly Henry Hub settlement price of natural gas ranged from $2.47 to $6.20 per MMBtu for natural gas. During the year ended December 31, 2020, West Texas Intermediate average monthly posted prices ranged from $16.70 to $57.86 per Bbl for crude oil and the average monthly Henry Hub settlement price of natural gas ranged from $1.50 to $3.00 per MMBtu.  During the year ended December 31, 2019, West Texas Intermediate average monthly posted prices ranged from $51.55 to $63.87 per Bbl for crude oil and the average monthly Henry Hub settlement price of natural gas ranged from $2.14 to $3.64 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Year Ended December 31,
	2021	2020	2019
Royalty Income:
Oil sales	69%	75%	77%
Natural gas sales	19%	18%	14%
Natural gas liquids sales	10%	7%	7%
Lease bonus	2%	0%	2%
Total	100%	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and natural gas liquids for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Oil (Bbls)	$66.39	$35.84	$59.85
Natural gas (Mcf)	$3.59	$2.01	$2.62
Natural gas liquids (Bbls)	$30.52	$12.28	$15.45

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

General and Administrative

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits (including stock-based compensation expenses), office expenses and fees for professional services.  In addition, we incur incremental G&A expenses relating to expenses associated with SEC reporting requirements, including annual and quarterly reports to shareholders, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our securities, independent auditor fees, legal expenses, and investor relations expenses.

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Year Ended December 31,
	2021	2020	2019
Revenues:
Oil and gas sales	$72,838	$40,081	$68,463
Loss on commodity derivative instruments	(4,830)	(1,200)	-
Total revenue	68,008	38,881	68,463
Operating expenses:
Production and ad valorem taxes	3,935	2,807	4,262
Marketing and transportation	1,752	1,993	2,396
Amortization of royalty interests in oil and natural gas properties	15,233	14,103	12,737
General, administrative, and other	14,130	11,997	11,912
Total operating expenses	35,050	30,900	31,307
Operating income	32,958	7,981	37,156
Other income (expense):
Change in fair value of warrant liability	467	5,128	6,069
Other income	50	125	165
Interest expense	(1,924)	(2,197)	(2,489)
Total other income (expense)	(1,407)	3,056	3,745
Income before income taxes	31,551	11,037	40,901
Provision for income taxes	4,059	589	3,918
Net income	27,492	10,448	36,983
Net income attributable to non-controlling interests	(14,336)	(2,748)	(16,564)
Net income attributable to common shareholders	$13,156	$7,700	$20,419
Other Financial Data:
Adjusted EBITDA (1)	$47,884	$26,737	$52,682
(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “Overview of Our Results of Operations—Adjusted EBITDA” below.

	For the Year Ended
	December 31,
	2021	2020	2019
Production Data:
Oil (Bbls)	756,236	835,545	879,288
Natural gas (BOE)	633,515	588,025	598,019
Natural gas liquids (Bbls)	230,093	247,536	296,813
Combined volumes (BOE)	1,619,844	1,671,106	1,774,120
Average daily combined volume (BOE/d)	4,438	4,566	4,861
% Oil	47%	50%	50%

Average sales prices:
Oil (Bbls)	$66.39	$35.84	$59.85
Natural gas (Mcf)	$3.59	$2.01	$2.62
Natural gas liquids (Bbls)	$30.52	$12.28	$15.45
Combined per (BOE)	$43.75	$23.98	$37.54

Average Costs ($/BOE):
Production and ad valorem taxes	$2.43	$1.68	$2.40
Marketing and transportation expense	$1.08	$1.19	$1.35
General and administrative	$8.72	$7.18	$6.71
Interest expense, net	$1.19	$1.31	$1.40
Depletion	$9.40	$8.44	$7.18

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

Oil and Gas Revenues

Oil and gas revenues increased $32.8 million, or 82%, to $72.8 million for the year ended December 31, 2021, from $40.1 million for the year ended December 31, 2020. The increase in oil and gas revenues was attributable to an 85% increase in realized oil prices and a 79% increase in realized natural gas prices partially offset by a 3% decrease in production.   We received an average price of $66.39 per Bbl of oil and $3.59 per Mcf of gas sold during the year ended December 31, 2021 compared to $35.84 per Bbl of oil and $2.01 per Mcf of gas sold during the year ended December 31, 2020.  The Company also had an increase of $2.0 million in lease bonus revenue during the year ended December 31, 2021 compared to same period during 2020. In addition, the Company recognized a $3.6 million increase in its loss from our commodity derivative instruments as compared to our realized loss during 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $1.1 million, or 40%, to $4.0 million for the year ended December 31, 2021, from $2.8 million for the year ended December 31, 2020. As a percentage of oil and gas revenues, production and ad valorem taxes were 5% for the year ended December 31, 2021 compared to 7% for the year ended December 31, 2020.  This decrease, as a percentage of revenues, was partially due to the approximately 85% and 79% increase, respectively, in the average realized price of oil and natural gas as compared to 2020.

Marketing and Transportation Expense

Marketing and transportation expense decreased $0.2 million or 12%, to $1.8 million for the year ended December 31, 2021, from $2.0 million for the year ended December 31, 2020. As a percentage of revenues, marketing and transportation expense was 2% during the year ended December 31, 2021 as compared to 5% for the prior year.  The decrease in marketing and transportation expense as a percentage of revenues during 2021 was attributable to fixed transportation costs incurred under our leases that do not increase along with the realized price on the sale of oil and natural gas.

Amortization of Royalty Interests in Oil and Natural Gas Properties Expense

Amortization of royalty interests in oil and natural gas properties expense increased $1.1 million, or 8%, to $15.2 million for the year ended December 31, 2021, from $14.1 million for the year ended December 31, 2020. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates which was partially offset by lower production.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our 2021 year-end reserve reports.

General, Administrative, and Other Expense

General, administrative, and other expense increased by $2.1 million, or 18%, to $14.1 million for the year ended December 31, 2021, from $12.0 million for the year ended December 31, 2020. The increase in general, administrative, and other expense was attributable to an increase of $2.2 million of transaction expenses related to the Desert Peak Minerals transaction, an increase of $2.5 million of payroll expense and other expenses associated with the departure of the Company’s former CEO and $0.2 million attributable to the restatement of the Company’s financial statements included in its 2020 Annual Report on Form 10-K.  This increase was partially offset by a $3.2 million decrease in stock based compensation expense associated with forfeitures.

Change in Fair Value of Warrant Liability

The change in the fair value of warrant liability decreased by $4.7 million, or 91% to a $0.5 million gain for the year ended December 31, 2021, from a $5.1 million gain for the year ended December 31, 2020.  The change in the fair value of the warrant liability was primarily attributable to the increase in the Company’s stock price and the decrease in the remaining term used as inputs in determining the fair value of the Private Placement Warrant liability.

Interest Expense

Interest expense decreased by $0.3 million, or 12%, to $1.9 million for the year ended December 31, 2021, from $2.2 million for the year ended December 31, 2020.  The decrease in interest expense was attributable to lower average outstanding borrowings under our Credit Facility as well as lower average interest rates.

Income Taxes

Income tax expense increased to $4.1 million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020.  The increase in income taxes was attributed to an increase in taxable income during the year ended December 31, 2021 as compared to the same period during 2020 attributable to higher average realized prices during 2021.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

Oil and Gas Revenues

Oil and gas revenues decreased $28.4 million, or 41%, to $40.1 million for the year ended December 31, 2020, from $68.5 million for the year ended December 31, 2019. The decrease in oil and gas revenues was attributable to a decrease in oil and natural gas production in addition to a 40% decrease in realized oil and a 23% decrease in realized natural gas prices.  We received an average price of $35.84 per Bbl of oil and $2.01 per Mcf of gas sold during the year ended December 31, 2020 compared to $59.85 per Bbl of oil and $2.62 per Mcf of gas sold during the year ended December 31, 2019.  The Company also had a decrease of $1.9 million in lease bonus revenue during the year ended December 31, 2020 compared to the same period in 2020.  In addition, during 2020, we recognized a $1.2 million loss from our commodity derivative instruments.  We did not enter into any commodity derivative instruments during 2019.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased $1.5 million, or 34%, to $2.8 million for the year ended December 31, 2020, from $4.3 million for the year ended December 31, 2019. The decrease in production and ad valorem taxes was attributable to the decrease in production.  As a percentage of oil and gas revenues, production and ad valorem taxes were 7% for the year ended December 31, 2020 compared to 6% for the year ended December 31, 2019.  This increase, as a percentage of revenues, was partially due to the approximately 40% and 23% decrease, respectively, in the average realized price of oil and natural gas as compared to 2019.

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

	Year Ended December 31,
	2021	2020	2019
Net income	$27,492	$10,448	$36,983
Interest expense, net	1,924	2,197	2,489
Depletion	15,233	14,103	12,737
Income taxes	4,059	589	3,918
Depreciation	105	104	75
Unrealized (gain) loss on commodity derivative instruments	(694)	944	-
Change in fair value of warrant liability	(467)	(5,128)	(6,069)
Share-based compensation	232	3,480	2,549
Adjusted EBITDA	$47,884	$26,737	$52,682

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

The effects of the COVID-19 outbreak and recent oil price volatility could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of the operators of our mineral interests and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures, and change our financial strategy.  Although the COVID-19 outbreak and recent oil price volatility could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

The following table presents cash distributions approved by the Board of Directors of our general partner for the periods presented.

Quarter Ended	Total Quarterly Dividend Per Share	Total Cash Dividends	Payment Date	Shareholders Record Date
December 31, 2021	$0.1450	$6,817	March 9, 2022	February 28, 2022
September 30, 2021	$0.1550	$7,190	December 8, 2021	November 23, 2021
June 30, 2021	$0.1500	$6,957	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,621	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,997	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,383	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,150	June 8, 2020	May 25, 2020
December 31, 2019	$0.1350	$6,205	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,026	May 29, 2019	May 17, 2019

Indebtedness

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on our oil and natural gas reserves and other factors of $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and matures on the fifth anniversary of the Closing Date. As of December 31, 2021, OpCo had borrowings of $40.0 million under the Credit Facility at an interest rate of 2.60% and $30.0 million available for future borrowings under the Credit Facility.

Principal amounts borrowed are payable on the maturity date. OpCo has a choice of borrowing at the base rate or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The scheduled redeterminations of OpCo’s borrowing base take place on April 1st and October 1st of each year.

Obligations under the Credit Facility are guaranteed by OpCo and each of our existing and future, direct and indirect domestic subsidiaries (the “Credit Parties”) and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants, and events of default. As of December 31, 2021, OpCo was in compliance with such covenants. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, and make distributions.

Cash Flows

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

A summary of the changes in cash flow data for the years ended December 31, 2021 and 2020 are set forth in the following table (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$42,985	$27,434	$15,551	57%
Investing activities	(1,272)	(2,431)	1,159	-48%
Financing activities	(41,669)	(24,822)	(16,847)	68%

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

The increase in cash flow provided by operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily related to an 85% increase in realized oil prices, and a 79% increase in natural gas realized prices partially offset by a 9% decrease in oil production period over period.  In addition, the Company experienced a decrease in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses as well as additional accrued severance expenses.

Cash Flow from Investing Activities. Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests. Cash used in investing activities for the year ended December 31, 2021 was $1.3 million and was related to the acquisition of certain royalty interests in oil and natural gas properties.  Cash used in investing activities for the year ended December 31, 2020 was $2.4 million and the majority of which was related to the acquisition of certain royalty interests in oil and natural gas properties.

Cash Flow from Financing Activities. Cash used in financing activities for the year ended December 31, 2021 was $41.7 million, primarily related to dividends and distributions totaling $41.6 million and a net increase in borrowings under our Credit Facility of $0.2 million.  Cash used in financing activities for the year ended December 31, 2020 was $24.8 million, primarily related to dividends and distributions totaling $21.9 million and a net decrease in borrowings under our Credit Facility of $2.7 million.  Repayment of the borrowings under our Credit Facility was paid from cash flow generated by our operations during the period.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2021 were as follows (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$40,000	$-	$40,000	$-	$-
Operating lease obligations	720	228	395	87	10
Total	$40,720	$228	$40,395	$87	$10

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will affect us, see “Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our accompanying consolidated financial statements for the fiscal year ended December 31, 2021.

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

Impairment of Royalty Interests in Oil and Natural Gas Properties

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. No such impairment expense was recorded for the years ended December 31, 2021 or 2020.

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

As of December 31, 2021, we had a net liability derivative position related to our commodity price derivatives of $250 thousand.    Utilizing actual derivative contractual volumes under our fixed price swap contracts and costless collar contracts as of December 31, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $343 thousand, an increase of $0.1 million, while a 10% decrease in forward curves associated with the underlying commodity would have created a net liability position of $179 thousand, a decrease of $0.1 million.  However, any cash derivative gain or loss would be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2021, we received approximately 47%, 19%, and 15% of our revenue from ConocoPhillips, EOG, and Devon, respectively. For the year ended December 31, 2020, we received approximately 42%, 20%, and 16% of our revenue from ConocoPhillips, EOG, and Devon, respectively. We do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of December 31, 2021, we had total borrowings under our Credit Facility of $40.0 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in our Annual Report on Form 10-K/A for the year ended December 31, 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table shows information for the executive officers, certain significant employees, and directors of the Company, as of March 3, 2022. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification.

Name	Age (as of March 3, 2022)	Position with Falcon
Bryan C. Gunderson	41	President, Chief Executive Officer and Director
Matthew B. Ockwood	38	Chief Financial Officer
Jeffrey F. Brotman	58	Chief Legal Officer and Secretary
Michael J. Downs	44	Chief Operating Officer
Stephen J. Pilatzke	43	Chief Accounting Officer
Claire R. Harvey	42	Chairman
Steven R. Jones	49	Director
William D. Anderson, PE	67	Director
Alan J. Hirshberg	60	Director
Erik C. Belz	36	Director
Adam M. Jenkins	38	Director
Mark C. Henle	36	Director
Set forth below is a description of the backgrounds of our executive officers, certain significant employees and directors.

Bryan C. Gunderson has been our President and Chief Executive Officer and served on its Board of Directors since June 2021. Prior to his current role, Mr. Gunderson served as our Chief Financial Officer beginning in June 2019.  He previously served as the Executive Vice President, Finance of Nine Point Energy, a private exploration and production company where he was responsible for finance, budgeting and financial controls. Before that, from 2013 to 2016, he served as Vice President, Office of the CEO, of Triangle Petroleum, a public oil and gas business. From 2011 to 2013 he was an Associate in the Energy Financial Services division of General Electric. Before that he was a Financial Analyst in the Global Upstream division of Chevron and an investment banking analyst in the natural resources group at Lehman Brothers. Mr. Gunderson received a BA from Bard College and a MBA in finance from The Wharton School, University of Pennsylvania.

Matthew B. Ockwood has been our Chief Financial Officer since June 2021. Prior to joining Falcon, Mr. Ockwood served as Managing Director and member of the Investment Committee of Chambers Energy Capital, a Houston based investment firm focused on opportunistic credit and equity investments in the energy industry. While at Chambers Energy, Mr. Ockwood served on the boards of directors of numerous companies, both private and publicly listed, during his 12-year tenure with the firm. Prior to Chambers Energy’s founding in 2009, Mr. Ockwood was employed by Lehman Brothers where he worked in the Natural Resources investment banking group. Mr. Ockwood holds a B.B.A in Finance, summa cum laude, and a Certificate in Leadership Study and Development from Texas A&M University where he served as the Commander of the Corps of Cadets.

Jeffrey F. Brotman has been our Chief Legal Officer and Secretary since April 2017. He previously served as our Chief Financial Officer from April 2017 to June 2019. Mr. Brotman has been Vice Chairman and Chief Operating Officer of Hepco Capital Management, LLC since its formation in September 2016. Hepco is a private investment firm that sponsors principal capital investments in diverse business sectors. He also was the Chief Financial Officer, Chief Legal Officer and Secretary of Osprey Technology Acquisition Corp. (NYSE: SFTW), a blank check company, from June 2019 until its merger with BlackSky Technologies, Inc (NYSE: BKSY) in September 2021. He has been the Chief Legal Officer and Secretary of Broadscale Acquisition Corp. (NASDAQ: SCLE), a blank check company since December 2020. Mr. Brotman was Chief Operating Officer and Executive Vice President at Resource America, Inc., formerly a publicly traded asset manager investing in real estate, financial services and credit until its sale to C-III Capital Partners, until September 2016. He joined Resource America in 2007, and while at Resource America also served as Executive Vice President of Resource Capital Corp., now known as  ACRES Commercial Realty Corp., a publicly-traded real estate investment trust, Chairman of the Board of Directors of Primary Capital Mortgage, Director of Leaf Commercial Capital and sat on various investment committees across all product lines. Mr. Brotman was the President and Chief Executive Officer of Access to Money, Inc. (f/k/a TRM Corp.), one of the world’s largest non-bank ATM operators, from March 2006 to June 2007, and served as the Chairman of its Board of Directors from September 2006 through September 2008. Mr. Brotman was a co-founder, and served as Managing Member, of Ledgewood, PC, a Philadelphia based business law firm, from June 1992 to March 2006, and was of counsel until June 2007. He was a Trustee of Resource Real Estate Diversified Income Fund from its inception in March 2013 until September 2016. He has been an adjunct Professor of Law at the University of Pennsylvania Law School since 1990, where he has taught courses in accounting and lending transactions. He is also a Certified Public Accountant (currently inactive) and a licensed Real Estate Broker.

Michael J. Downs has been our Chief Operating Officer since February 2020, and before that served as our VP of Operations since October 2018, where he oversaw our royalty production, land administration, reservoir engineering and ongoing minerals acquisition efforts. He previously served as VP Operations at Titan Energy, LLC and its predecessors, oil and gas exploration and production companies, from April 2014 until September 2018, where he managed Titan’s Eagle Ford position. From July 2011 until March 2014, Mr. Downs was Director, Strategic operations for Atlas Energy, LP. Prior to this, Mr. Downs was JV Coordinator for Atlas, responsible for managing a $1.7 billion joint venture in the Marcellus Shale between Atlas Energy, Inc and Reliance Industries of India. Mr. Downs graduated from Drexel University with a Bachelor of Science in Business Administration, Accounting.

Stephen J. Pilatzke has been our Chief Accounting Officer since October 2018. From January 2010 to September 2018, Mr. Pilatzke served in multiple positions, most recently as Chief Accounting Officer, of Lightfoot Capital Partners GP, LLC, a private equity company with a focus on the energy sector. From October 2013 until its sale in December 2017, Mr. Pilatzke was also Chief Accounting Officer of Arc Logistics GP, LLC, the general partner of Arc Logistics Partners LP, formerly a publicly traded company and portfolio company of Lightfoot Capital Partners. Prior to joining Lightfoot Capital Partners, Mr. Pilatzke served as Chief Financial Officer and Controller of Paramount BioSciences LLC, a venture capital firm specializing in the pharmaceutical and biotechnology sector and was responsible for all of the accounting and reporting functions of the company and related portfolio companies, from 2005 to 2010. Prior to Paramount BioSciences LLC, Mr. Pilatzke worked as an auditor at Eisner LLP, an accounting and advisory firm, from 2001 to 2005. Mr. Pilatzke is a Certified Public Accountant and received his BS in Accounting from Binghamton University.

Claire R. Harvey has been a director and Chairman of the Board of Directors since May 2020. Ms. Harvey is the President of ARM Resources, the upstream oil and gas division of ARM Energy, a premier producer services firm providing innovative solutions across the energy value chain. Ms. Harvey has a long history of investing in and owning oil and gas assets. From May 2019 to August 2020, she led Gryphon Oil and Gas, a private equity-sponsored company focused on acquiring non-operated interests in the Permian Basin. Prior to Gryphon, Ms. Harvey made upstream oil and gas investments on behalf of two private equity funds, Pine Brook Partners from March 2014 to May 2019, and TPH Partners from May 2010 to February 2014. Earlier in her career, she worked as an investment banker at Lehman Brothers and Barclays Capital, primarily focused on corporate finance and mergers and acquisitions for oil and gas companies. Ms. Harvey has served as a director on several private oil and gas company boards and also currently serves on the Board of Directors of Tellurian Inc. (NYSE American: TELL), the Board of Advisors for the Texas A&M University Finance Department as well as the Texas A&M University Petroleum Ventures Program. Ms. Harvey earned a BBA in Finance at Texas A&M University, where she was also a four-year letterman and co- captain for the Texas Aggie Volleyball Team. In addition, Ms. Harvey earned an MBA from the Jones Graduate School of Business at Rice University where she was the Jones Scholar and M.A. Wright Award winner. We believe that Ms. Harvey’s extensive experience in the oil and gas industry qualifies her for service on our Board.

Steven R. Jones has been a Director since October 2017. Mr. Jones is the Executive Vice President and Chief Financial Officer of WaterBridge Resources LLC, a privately held company focused on building and operating water pipelines and related infrastructure to serve oil and gas producers. From November 216 to March 2018, Mr. Jones was the Founder, President and Chief Executive Officer of Core Midstream, a venture-stage energy company focused on acquiring and developing companies and projects engaged in midstream services for natural gas and crude oil producers. From February 2014 to October 2016, he founded and served as the Senior Vice President and Chief Financial Officer of PennTex Midstream Partners, a former Nasdaq listed limited partnership focused on owning, operating, acquiring and developing midstream energy infrastructure assets in North America. Prior to that, from March 2008 to January 2014, Mr. Jones served as the Managing Director and Head of Midstream Investment Banking of Tudor, Pickering, Holt & Company, an integrated investment and merchant bank providing high quality advice and services to the energy industry. In addition, from June 2004 to March 2008, he served as Vice President, Global Natural Resources of Lehman Brothers, Inc., a global financial services fi rm. Prior to that, from June 2000 to June 2004, Mr. Jones served as Director of Corporate Development of El Paso Corporation, a provider of natural gas and related energy products. We believe that Mr. Jones’ extensive experience in the oil and gas industry qualifies him for service on our Board.

William D. Anderson, PE has been a Director since July 2018. Mr. Anderson is the founding member and Managing Partner of Anderson King Energy Consultants, LLC (“AK”) and has been since 2012. In 2005 and prior to the formation of AK, Mr. Anderson formed Anderson O&G, Inc. (“AOG”), a boutique energy sector advisory and consulting business oriented towards acquisition and divestiture activities. Prior to forming AOG, Mr. Anderson served as the Executive Vice President and Chief Operating Officer for Wynn-Crosby Energy, Inc. Mr. Anderson is a registered petroleum engineer and is a former Senior Vice President and Partner of Netherland, Sewell & Associates, Inc. At Netherland Sewell he served as team leader for major projects in the Mid-Continent, Permian, North & South Louisiana, and South Texas basins, as well as for projects in Europe, SE Asia, and Africa. Prior to joining Netherland Sewell in 1983, Mr. Anderson held several positions with Exxon Company U.S.A. including Supervising Reservoir Engineer managing five large off shore fields. Mr. Anderson received a B.S. in civil engineering from the University of Connecticut, an M.S. in civil engineering from Columbia University and a Master of Engineering in Petroleum Engineering from Tulane University.  We believe that Mr. Anderson’s extensive experience in the oil and gas industry qualifies him for service on our Board.

Alan J. Hirshberg has been a director since April 2019. Mr. Hirshberg has worked with Blackstone as a Senior Advisor since January 2019. He joined ConocoPhillips in 2010 as its Senior Vice President, Planning and Strategy, and retired in January 2019 as its Executive Vice President, Production, Drilling and Projects, a position he held since April 2016. In this role, he had responsibility for ConocoPhillips’ worldwide operations, as well as supply chain, aviation, marine, major projects and engineering functions. Prior to joining ConocoPhillips, Mr. Hirshberg worked at Exxon and ExxonMobil for 27 years, serving in various senior leadership positions in upstream research, production operations, major projects and strategic planning. Mr. Hirshberg earned Bachelor and Master of Science degrees in Mechanical Engineering from Rice University. We believe that Mr. Hirshberg’s extensive experience in the oil and gas industry qualifies him for service on our Board.

Erik C. Belz has been a director since April 2021. Mr. Belz is a Managing Director in the Private Equity Group at Blackstone. Since joining Blackstone in 2014, Mr. Belz has focused on investments in the natural resource space, including metals & mining, agriculture, and water, in addition to energy transition and sustainability opportunities. Mr. Belz has been involved in the execution of several Blackstone’s investments in the energy assets and natural resources sectors, including Cheniere, Cliff Swallow, EagleClaw Grand Prix, Guidon Energy, Permian Highway Pipeline, Primexx Energy Partners, Rover and Swallowtail among others. Before joining Blackstone, from 2011 to 2014, Mr. Belz was a Vice President at Blue Water Energy, a natural resources-focused private equity fund based in London. Prior to that, Mr. Belz was an Associate at the First Reserve Corporation, an energy-focused private equity firm. Mr. Belz began his career as an Investment Banking Analyst at Lehman Brothers in the Natural Resources, Mergers and Acquisitions Group. Mr. Belz received an A.B. in Economics with a concentration in Government from Harvard College, where he graduated cum laude. Because of his broad knowledge of the industry and oil and gas investments, we believe Mr. Belz is well qualified to serve on our Board.

Adam M. Jenkins has been a director since August 2018. Mr. Jenkins is a Managing Director and Chief Operating Officer of the Portfolio Operations Group at Blackstone, focusing on financial and operational performance monitoring across the global portfolio, supporting the strategic prioritization of Blackstone’s operational resources at scale, and driving integration of Blackstone’s portfolio operating model in the investment process. Mr. Jenkins joined Blackstone in July 2013, previously focusing on private equity investments in the energy sector.  He has been involved with Blackstone’s investments in Beacon Offshore Energy, Brix Oil & Gas, Kosmos Energy, LLOG Bluewater, Royal Resources, Siccar Point Energy, and Vine Oil & Gas. From August 2011 until June 2013, Mr. Jenkins was an Associate at WL Ross & Co. From July 2006 until July 2008, he worked at Lazard Ltd. Mr. Jenkins received a BA summa cum laude in Philosophy from Yale College, and a JD magna cum laude from Harvard Law School. He is a member of the New York State Bar. Because of his broad knowledge of the industry and oil and gas investments, we believe Mr. Jenkins is well qualified to serve on our Board.

Mark C. Henle has been a director since July 2021. Mr. Henle is a Principal in the Private Equity Group at Blackstone. Since joining Blackstone in 2019, Mr. Henle has focused on investments in the upstream, oilfield and energy transition service sectors and has been involved in Blackstone’s investments in Beacon Offshore Energy, Primexx Energy Partners, Rock Ridge Royalty, Ulterra and Waterfield Midstream. Before joining Blackstone, from 2014 to 2019, Mr. Henle was a Vice President at White Deer Energy, an energy-focused private equity fund based in Houston and New York. Prior to that, Mr. Henle was an Associate at Lazard in the Power, Energy and Infrastructure Group. Mr. Henle began his career as an Analyst at Goldman Sachs in the Equities Division. Mr. Henle received an MBA from Harvard Business School and a BA in Economics and Computer Science summa cum laude from Dartmouth College. Because of his broad knowledge of the industry and oil and gas investments, we believe Mr. Henle is well qualified to serve on our Board.

Information Concerning Our Board of Directors, Committees and Governance

Corporate Profile

Our shares of Class A common stock are listed on the Nasdaq Capital Market under the symbol “FLMN” and we are subject to Nasdaq listing standards. Our Board is divided into three classes with only one class of directors being elected each year. The term of office of the Class II directors, consisting of Messrs. Anderson, Henle and Jenkins, will expire at the 2022 annual meeting. The term of office of the Class III directors, consisting of Claire R. Harvey and Bryan C. Gunderson, will expire at the 2023 annual meeting. The term of office of the Class I directors, consisting of Messrs. Hirshberg, Jones and Belz, will expire at the 2024 annual meeting. The Nasdaq listing standards require that a majority of our Board be independent. The Board has determined that Messrs. Anderson, Hirshberg, Belz, Jenkins, Henle, and Jones, and Ms. Harvey, are independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and the rules and regulations promulgated by the Securities and Exchange Commission, or “SEC.”

We have adopted corporate governance guidelines and charters for the audit, compensation and nominating and corporate governance committees of the Board intended to satisfy Nasdaq listing standards. We have also adopted a code of business conduct and ethics for our directors, officers and employees intended to satisfy Nasdaq listing standards and the definition of a “code of ethics” set forth in applicable SEC rules. Our corporate governance guidelines, code of business conduct and ethics and committee charters are available on our website at www.falconminerals.com. The information on our website is not part of this proxy statement.

The Board held 14 meetings during 2021. During 2021, each of our incumbent directors attended at least 75% of the meetings of the Board and the meetings of the committees of the Board on which that director served (in each case, which were held during the period for which such incumbent director was a director). We do not have a policy regarding director attendance at annual meetings but encourage the directors to attend if possible. One of our directors virtually attended the 2021 annual meeting of stockholders.

Board Committees

The standing committees of the Company’s Board consist of an audit committee, a compensation committee, and a nominating and corporate governance committee. In 2021, the audit committee held five meetings, the compensation committee held six meetings and the nominating and corporate governance committee held two meeting. In 2021 the Board also established an ad hoc transaction advisory committee. Each of the committees reports to the Board. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The Nasdaq rules and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which currently consists of Messrs. Jones and Anderson, and Ms. Harvey. Each of Messrs. Jones and Anderson, and Ms. Harvey, meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Jones serves as Chairman of the Audit Committee.

The audit committee’s duties, which are specified in the Audit Committee Charter, which is available on the Company’s website, include, but are not limited to:

•	review of the Company’s audited financial statements;

•	the integrity of the Company’s financial statements;

•	the Company’s process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

•	the qualifications, engagement, compensation, independence and performance of the Company’s independent auditor; and

•	the performance of the Company’s internal audit function.

Financial Expert on Audit Committee

Under the Nasdaq listing standards, the audit committee must at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Jones satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which currently consists of Messrs. Jenkins and Belz, and Ms. Harvey. Each of Messrs. Jenkins and Belz, and Ms. Harvey, meets the independent director standard under Nasdaq listing standards. Mr. Belz serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in the Compensation Committee Charter, which is available on the Company’s website, include, but are not limited to:

•	determining and approving the compensation of executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

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

Frederic W. Cook & Co., Inc., an independent compensation consultant (“FW Cook”), has been engaged by the compensation committee to provide compensation consulting services and benchmarking information to executive management. This information may also be provided to the compensation committee, from time to time, in making certain compensation determinations. Such consultant provided advice and recommendations for employee and director compensation for fiscal 2021 and did not provide any services to us unrelated to executive or director compensation.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors, which consists of Messrs. Henle, Hirshberg, Jenkins and Jones. Each of Messrs. Henle, Hirshberg, Jenkins and Jones meet the independent director standard under Nasdaq listing standards. Mr. Henle currently serves as Chairman of our nominating and corporate governance committee.

The nominating and corporate governance committee’s duties, which are specified in the Nominating and Corporate Governance Committee Charter, which is available on the Company’s website, include, but are not limited to:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

•	developing, recommending to the Board and overseeing implementation of the Company’s corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis the Company’s overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee also develops and recommends to the Board corporate governance principles and practices and assists in implementing them, including conducting a regular review of our corporate governance principles and practices.

In addition to the rights set forth in the Shareholders Agreement discussed elsewhere in this proxy statement, the nominating and corporate governance committee expects to use a variety of methods for identifying and evaluating nominees for director. In recommending director nominees to the Board apart from those nominees designated pursuant to the Shareholders Agreement, the committee expects it will solicit candidate recommendations from its own members, other directors and management. It also may engage the services and pay the fees of a professional search firm to assist it in identifying potential director nominees. The committee will assess the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, and the designation provisions of the Shareholders Agreement are waived or do not apply, the committee will consider whether to fill those vacancies and, if applicable, will consider various potential director candidates. The committee expects to evaluate any such candidates at regular or special meetings of the committee and may be considered at any point during the year.

The nominating and corporate governance committee has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a nominating committee-recommended nominee. The committee will seek to ensure that the membership of the Board and each committee of the Board satisfies all relevant Nasdaq listing standard requirements and applicable laws and regulations and all requirements of our governance documents. The nature of the specific qualifications, qualities, experience or skills (including international versus domestic background, diversity, age, and legal and regulatory requirements) that the committee may look for in any particular director nominee who is not a designee under the Shareholders Agreement will depend on the qualifications, qualities and skills of the rest of the directors at the time of any vacancy on the Board. The committee does not have a formal policy regarding the consideration of diversity in identifying director nominees beyond being committed to ensuring that no person would be excluded from consideration for service as a director as a result of their sex, race, religion, creed, sexual orientation or disability.

The nominating and corporate governance committee will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting. Our stockholders that wish to nominate a director for election to our Board should follow the procedures set forth in our certificate of incorporation and bylaws.

Transaction Advisory Committee

In September 2020, the Board established a transaction advisory committee consisting of Messrs. Jones and Anderson, and Ms. Harvey. Ms. Harvey served as Chairman of the committee. The transaction advisory committee was an ad hoc committee established by the Board for the purpose of identifying, evaluating, negotiating and overseeing one or more potential transactions including, but not limited to, asset or business purchases and sales, business combinations and capital raises. The transaction advisory committee’s duties included:

•	review and evaluation of potential transactions;
•	establishment and oversight of a process to solicit expressions of interest and to review and evaluate alternative transactions;
•	negotiate (or oversee and direct negotiations of) the terms and conditions of a transaction;
•	determine whether the transactions are beneficial to the Company and its stockholders;
•

recommend to the Board what actions, if any, should be taken by the Board with respect to the transaction, provided, however, that the committee did not have the authority of the Board to approve a transaction;

•	determine insider conflicts with respect to a potential transaction;

•	assist in the preparation and filing of any documents as may be required with respect to a potential transaction;
•	report regularly to the Board or any other committee thereof as the committee deems appropriate.

The transaction advisory committee served until April 2021, at which time it was disbanded.

In August 2021, the Board re-established a transaction committee, again consisting of Messrs. Jones and Anderson, and Ms. Harvey. Ms. Harvey served as Chairman of the committee. The transaction advisory committee was an ad hoc committee established by the Board for the purpose of identifying, evaluating, negotiating, and overseeing a potential transaction in which Blackstone may have a competing interest, as well as to review and evaluate additional asset or business purchases and sales or business combinations in which Blackstone may have an interest. The transaction committee’s duties again included:

•

review and evaluation of a potential transaction in which Blackstone may have a competing interest as well as additional potential asset or business purchases and sales or business combinations in which Blackstone may have an interest;

•	establishment and oversight of a process to solicit expressions of interest and to review and evaluate alternative transactions;
•	negotiate (or oversee and direct negotiations of) the terms and conditions of a transaction;
•	determine whether the transactions are beneficial to the Company and its stockholders;
•

recommend to the Board what actions, if any, should be taken by the Board with respect to the transaction, provided, however, that the committee did not have the authority of the Board to approve a transaction;

•	determine insider conflicts with respect to a potential transaction;
•	assist in the preparation and filing of any documents as may be required with respect to a potential transaction;
•	report regularly to the Board or any other committee thereof as the committee deems appropriate.

The re-constituted transaction committee served until September 29, 2021, at which time it was suspended. On November 12, 2021, the transaction committee was reinstated in response to the receipt of a business combination proposal received on November 11, 2021. The transaction committee’s responsibilities were clarified and expanded by the Board on December 16, 2021 to include the following:

•

review and evaluate the terms and conditions certain proposed transactions and any alternatives that may arise the foregoing, and determine whether, such transactions is advisable, fair to and in the best interests of the Corporation and its stockholders (other than Blackstone);

•	establish, oversee, and direct a process for the review and evaluation of such transactions;
•	negotiate (or oversee and direct negotiations of) the terms and conditions of such transactions or any alternative that may arise out of the undertaking such transactions;
•	determine whether such transactions or any alternative that may arise out of such transactions is in the best interests of the Falcon and its stockholders (other than Blackstone);
•	determine if any director or executive officer is actually or potentially conflicted with respect to any of such transactions or any alternatives that may arise therefrom;
•

determine whether or not to approve such transactions that may arise out of the Corporation undertaking the foregoing and to undertake any action with respect thereto that may otherwise be taken by the Board, other than those actions required by the DGCL to be undertaken by the Board, and

•

recommend to the Board what actions, if any, should be taken by the Board with respect to any such transaction and any alternatives that may arise therefrom, including, without limitation, to take no action with respect to or not to pursue such transaction.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees intended to satisfy Nasdaq listing standards and the definition of a “code of ethics” set forth in applicable SEC rules. Our code of business conduct and ethics is available on the Company’s website. We intend to disclose amendments to and waivers, if any, from our Code of Business Conduct and Ethics and Financial Code of Ethics, as required, on our website, www.falconminerals.com, promptly following the date of any such amendment or waiver.

Board Leadership Structure and Role in Risk Oversight

Claire R. Harvey serves as Chairman of the Board. We believe that the most effective leadership structure at the present time is to have separate Chairman and Chief Executive Officer positions because this allows the Board to benefit from having multiple strong voices bringing separate views and perspectives to meetings.

Our Board is responsible for overseeing the overall risk management process at our company. Risk management is considered a strategic activity within our company and, responsibility for managing risk currently rests with executive management while the Board participates in the oversight of the process. The oversight responsibility of our Board is enabled by management reporting processes designed to provide visibility to the Board about the identification, assessment, and management of critical risks. Those areas of focus include strategic, operational, financial and reporting, compliance and other risks. Our audit committee enhances the Board’s oversight of risk management and discusses with management, the independent auditor and the internal auditor policies with respect to risk assessment and risk management, including significant operating and financial risk exposures and the steps management has taken to monitor, control and report such exposures. Further, our compensation committee enhances the Board’s oversight of risk management by considering the impact of the Company’s compensation plans, and the incentives created by the Company’s compensation plans, on the Company’s risk profile. In 2020, the compensation committee retained F.W. Cook, a third-party company, to provide consulting services related to our risk management policies attributable to our compensation plans.

Stockholder and Interested Party Communications

Stockholders are invited to communicate to the Board or its committees by writing to: Falcon Minerals Corporation, Attention: Board of Directors, c/o Jeffrey F. Brotman, Chief Legal Officer and Secretary, 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103. In addition, interested parties may communicate with the Chairman of the Board or with the non-management and independent directors of the Company as a group by writing to: Falcon Minerals Corporation, Attention: Chairman of the Board of Directors, c/o Jeffrey F. Brotman, Chief Legal Officer and Secretary, 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103.

Executive Sessions of Non-Management Directors

Our Board holds regular executive sessions in which the non-management directors meet without any members of management present, no less frequently than two times per year. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of Nasdaq, then at least once a year, there may be an executive session including only independent directors.

Committee Reports

Audit Committee Report

In connection with its function to oversee and monitor our financial reporting process, the audit committee has done the following:

•	reviewed and discussed our financial statements for the fiscal year ended December 31, 2021 with our management and our independent registered public accounting firm, Deloitte & Touche LLP;

•

discussed with our independent registered public accounting firm those matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) Auditing Standard 1301 (Communications with Audit Committees); and

•

received the written disclosures and the letter from our independent registered public accounting firm required by applicable requirements of the PCAOB regarding our accountant’s communications with the audit committee concerning independence, and discussed with their independence.

Based on the review and discussions referred to above, the audit committee recommended to our board of directors that the audited financial statements be included in the annual report.

The Audit Committee of the Board of Directors:
William D. Anderson Claire R. Harvey
Steven R. Jones

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Jenkins and Belz, and Ms. Harvey. None of such persons was an officer or employee of the Company or any of its subsidiaries during fiscal 2021 or was formerly an officer or employee of the Company. During fiscal 2021, none of the Company’s executive officers served as a director or on the compensation committee of another entity, one of whose executive officers served on the Compensation Committee. During fiscal 2021, none of the Company’s executive officers served on the compensation committee of another entity, any one of whose executive officers served on the Company’s Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Section 16 Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, except for the following, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021.  Mr. Gunderson filed one late Form 4 relating to a withholding of shares to cover tax obligations in connection with vesting of restricted stock; and Ms. Harvey filed one late Form 4 relating to a grant of shares of restricted stock.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The tables and narrative disclosure below provide compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act.

In this section, we provide disclosure relating to the compensation of our named executive officers paid by the Company for fiscal years 2020 and 2021. The tables and narrative disclosure below provide compensation information for the following individuals:

•	Bryan C. Gunderson, our President and Chief Executive Officer;

•	Daniel C. Herz, our former President and Chief Executive Officer;

•	Matthew B. Ockwood, our Chief Financial Officer;

•	Michael J. Downs, our Chief Operating Officer.

We refer to Messrs. Gunderson, Herz, Ockwood and Downs herein collectively as our “Named Executive Officers.” The compensation of our Named Executive Officers in 2021 was determined after consultation with FW Cook and in connection with the compensation study they performed.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)(2)	All Other Compensation (3)	Total
Bryan C. Gunderson	2021	$300,000	$300,617	$801,994	$77,214	$1,479,826
President and Chief Executive Officer	2020	$275,000	$206,250	$173,802	$29,620	$684,672
Daniel C. Herz (4)	2021	$250,000	$643,836	$1,256,482	$1,202,705	$3,353,023
Former President and Chief Executive Officer	2020	$500,000	$375,000	$434,507	$40,166	$1,349,673
Matthew B. Ockwood (5)	2021	$140,625	$140,890	$299,400	$31,752	$612,667
Chief Financial Officer
Michael Downs	2021	$250,000	$250,000	$439,771	$48,645	$988,416
Chief Operating Officer	2020	$246,875	$187,500	$150,515	$18,677	$603,568
(1)

Represents the aggregate grant date fair value of restricted stock and performance-based stock unit awards granted during the year in accordance with FASB ASC Topic 718, based on the average daily share price of the Company’s Class A common stock at the date of grant, adjusted for the absence of future dividends, and assuming full (maximum) achievement of applicable performance criteria over the performance period. See Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2021, located in Part IV of this report , for further discussion of the assumptions used in determining these values.

(2)

The “Stock Awards” column represents the grant date fair value of (i) the 2021 and 2020 Performance Stock Units (“PSU”) based upon the probable outcomes of the performance conditions; and (ii) Restricted Share Awards (“RSA”) granted to certain named executives that vest based upon continued service through the performance period. The 2021 PSUs and RSAs were granted under the Falcon Minerals Corporation 2018 Long-Term Incentive Plan. The following table presents the grant date fair value of the 2021 and 2020 PSUs at the target and maximum levels of performance:

Name	2020 PSUs Target ($)	2020 PSUs Maximum ($)	2021 PSUs Target ($)	2021 PSUs Maximum ($)
Bryan C. Gunderson	$55,284	$92,863	$192,507	$350,047
Daniel C. Herz	$-	$-	$-	$-
Matthew B. Ockwood	$-	$-	$-	$-
Michael J. Downs	$48,374	$79,695	$168,444	$306,292

Mr. Herz forfeited all of his unvested PSU’s as a part of the Separation and General Release Agreement entered into with the Company in June 2021.

(3)

Amounts reported as All Other Compensation include: (i) dividend payments on shares of unvested restricted stock, (ii) payment of matching contributions made by the Company for 2020 and 2021, respectively, under the Company’s 401(k) plan for: Mr. Gunderson, $18,347 and $19,492; Mr. Herz $19,499 and $12,500; Mr. Ockwood, $0 and $13,452; and Mr. Downs,

$9,859 and $18,973, and (iii) $1,125,000 in severance to Mr. Herz of which $1,000,000 is to be paid in equal installments on June 28, 2022 and June 28, 2023.

(4)	In connection with the mutual agreement of Mr. Herz and the Company to terminate his employment, Mr. Herz and the Company entered into a Separation and General Release Agreement in June 2021.

(5)	Mr. Ockwood joined the Company in June 2021.

Narrative Disclosure to Summary Compensation Table

Falcon Minerals Corporation 2018 Long-Term Incentive Plan

In connection with the closing of the Business Combination, the Board and the Company’s stockholders adopted the Falcon Minerals Corporation 2018 Long-Term Incentive Plan and material terms thereunder (the “Incentive Plan”). The purpose of the Incentive Plan is to further align the interests of eligible participants with those of the Company’s stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. The Incentive Plan is intended to advance the interests of the Company and increase stockholder value by attracting, retaining, and motivating key personnel through the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and/or other stock-based awards consistent with the terms of the Incentive Plan. An aggregate of 8,600,000 shares of Class A common stock has been reserved for issuance under the Incentive Plan. Our 2021 equity grants were determined in consultation with FW Cook and the compensation study they performed.

Retirement and Other Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a retirement plan pursuant to which employees, including our Named Executive Officers, are permitted to contribute portions of their base compensation to a tax-qualified retirement account. The Company provides matching contributions equal to 100% of elective deferrals up to 5% of eligible compensation, subject to the applicable contribution limits. Matching contributions are immediately fully vested. We also maintain various other employee benefit plans, including medical, dental, and life insurance, in which the executive officers participate. We also provide our executive officers long-term disability insurance subject to the compensation committee’s ongoing review.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards held by each of our Named Executive Officers as of December 31, 2021:

		Share Awards
Name and Principal Position	Grant Date	Number of Shares that Have Not Vested (#)		Market Value of Shares that Have Not Vested ($) (2)
Bryan C. Gunderson, Chief Executive Officer	6/18/2019	15,000	(1)	$73,050
	6/18/2019	30,000	(3)	$146,100
	3/13/2020	24,089	(1)	$117,313
	3/13/2020	36,134	(3)	$175,973
	2/15/2021	38,425	(1)	$187,130
	2/15/2021	38,424	(3)	$187,125
	6/28/2021	60,000	(1)	$292,200
Daniel C. Herz, former Chief Executive Officer	3/13/2020	30,111	(1)	$146,641
	2/15/2021	32,020	(1)	$155,937
Matthew B. Ockwood, Chief Financial Officer	6/28/2021	60,000	(1)	$292,200
Michael J. Downs, Chief Operating Officer	5/14/2019	15,000	(3)	$73,050
	3/13/2020	21,078	(1)	$102,650
	3/13/2020	31,617	(3)	$153,975
	2/15/2021	33,622	(1)	$163,739
	2/15/2021	33,621	(3)	$163,734

(1)	The award provides for vesting based upon continued service through the performance period.
(2)	Based on a share price of $4.87, the closing price of our common stock on December 31, 2021.
(3)	The number and market or payout of these performance-based awards is based on achieving per-established goals across certain financial objectives over the performance period.

Equity Compensation Plan Information

The following table sets forth shares of the Company’s Class A common stock that may be issued under the Incentive Plan as of December 31, 2021. The Incentive Plan has been approved by our stockholders. We do not maintain any equity incentive plans that have not been approved by stockholders.

	(a)	(b)	(c)
	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Rights	Weighted Average Exercise Price Of Outstanding Stock Options and Rights	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders:
Long Term Incentive Plan (1)	1,800,015	-	4,025,418
Equity compensation plans not approved by stockholders:	-	-	-
Total	1,800,015	-	4,025,418
(1)	The Falcon Minerals Corporation 2018 Long-Term Incentive Plan was adopted by our Board and our stockholders in 2018.

Director Compensation

Our non-employee directors are entitled to receive compensation for services they provide us consisting of retainers, fees and equity-based compensation as described below. Directors that also provide services to the Company or its affiliates as employees do not receive compensation for their service on our Board.

The table below summarizes the compensation paid by the Company to each non-employee director for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	All Other Compensation (2)	Total
Claire Harvey (5)	$326,500	$250,001	$18,908	$595,409
Steven R. Jones (5)	$208,358	$50,001	$6,522	$264,881
William D. Anderson, PE (5)	$166,358	$50,001	$6,522	$222,881
Alan Hirshberg	$93,750	$50,001	$6,332	$150,083
Adam M. Jenkins (3)	$-	$-	$-	$-
Jonathan R. Hamilton (3)(4)	$-	$-	$-	$-
Erik C. Belz (3)	$-	$-	$-	$-
Mark C. Henle (3)	$-	$-	$-	$-
(1)	Represents the grant date fair value of restricted shares in 2021 determined in accordance with FASB ASC 718, based on the closing sale price of the Company’s Class A common stock on the grant date.
(2)	Represents dividend payments on shares of unvested restricted stock.
(3)	Messrs. Jenkins, Hamilton, Belz and Henle are employees of Blackstone and therefore do not receive additional compensation for their services as directors of the Company.
(4)	Mr. Hamilton resigned as a director of the Company in July 2021.
(5)	“Fees Earned or Paid in Cash” includes the following amounts received for serving on the transaction advisory committee: Ms. Harvey — $211,500; Mr. Jones — $104,608; Mr. Anderson — $72,608.

Narrative Disclosure to Director Compensation Table

Through March 2021, non-employee directors of the Company received an annual cash retainer in the amount of $75,000 and an annual restricted stock award of Class A common stock having a grant date fair value equal to $50,000, provided that the number of shares of Class A common stock underlying such award did not exceed 25,000 shares. The Chairman of the Board and Chairman of the audit committee each received an additional annual retainer in the amount of $10,000. Members of the transaction advisory committee were each, additionally compensated for their service on the committee in the amount of $5,000 per month, an additional $2,500 per month to the Chairman of the committee plus additional amounts based on participating in meetings.

Starting in April 2021, non-employee directors of the Company received an annual cash retainer in the amount of $100,000 and an annual restricted stock award of Class A common stock having a grant date fair value equal to $50,000, provided that the number of shares of Class A common stock underlying such award did not exceed 25,000 shares.  The Chairman of the Board received an additional annual retainer in the amount of $25,000 and an annual restricted stock award of Class A common stock having a grant date fair value equal to $50,000.  The Chairman of the audit committee received an additional annual retainer in the amount of $10,000.

Non-employee directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or committees. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Employment Agreements

Chief Executive Officer

In connection with Bryan Gunderson’s appointment as CEO, the Company entered into an Employment Agreement with Mr. Gunderson setting forth certain terms of Mr. Gunderson’s appointment (the “Gunderson Employment Agreement”). The Gunderson Employment Agreement, effective as of the Effective Date, has an initial term ending on June 28, 2022 (the “Gunderson Initial Term”) that will automatically renew for successive one-year periods until terminated. The Gunderson Employment Agreement provides for (i) an annual base salary of $325,000, (ii) a target annual bonus amount of $750,000 (the “Gunderson Target Annual Bonus”) consisting of (a) an annual cash bonus (the “Gunderson Annual Cash Bonus”) upon the attainment of one or more pre-established performance goals established in good faith by the Board, or Compensation Committee thereof, in its sole discretion, with a target of $325,000 (provided that the Gunderson Annual Cash Bonus may, at the Company’s election, be paid in fully-vested and freely tradeable shares of common stock of the Company), and (b) an annual equity award grant under the Incentive Plan with a target grant date fair market value of $425,000.

Pursuant to the Gunderson Employment Agreement, in the event Mr. Gunderson’s employment is terminated (i) by the Company without “cause,” (ii) by Mr. Gunderson for “good reason” (each quoted term as defined in the Employment Agreement) or (iii) as a result of the Company’s non-extension of the Gunderson Employment Agreement, where the notice of such non-extension provided by the Company pursuant to the Gunderson Employment Agreement does not include notice that the Company is waiving enforcement of the noncompetition provision of the Gunderson Employment Agreement, he would be entitled to (A) the “Accrued Benefits” (as defined in the Gunderson Employment Agreement), (B) a lump-sum cash payment equal to the “Gunderson Severance Multiple” (as defined below) multiplied by the sum of (I) his base salary and (II) the Gunderson Target Annual Bonus, (C) a pro-rata portion of the Gunderson Target Annual Bonus for the fiscal year in which termination occurs (the “Gunderson Pro Rata Bonus”), (D) if Mr. Gunderson were to elect to continue coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), reimbursement of COBRA premiums for the number of years equal to the Severance Multiple (but not to exceed eighteen months) (the “Gunderson COBRA Reimbursement”) and (E) the prior year’s bonus, to the extent unpaid. The “Gunderson Severance Multiple” means one. In the event Mr. Gunderson is terminated by reason of death or “disability” (as such term is defined in the Gunderson Employment Agreement), he would be entitled to the Gunderson Accrued Benefits, the Gunderson Pro Rata Bonus and the Gunderson COBRA Reimbursement. The Gunderson Employment Agreement also contains customary restrictive covenants regarding confidential information non-competition, non-solicitation and non-disparagement.

Additionally, in the event Mr. Gunderson employment is terminated (i) (A) by the Company without cause or (B) by Mr. Gunderson for good reason, in each case, on the effective date of or during the twelve-month period following a Change in Control (as defined in the Incentive Plan) or (ii) by reason of Mr. Gunderson death or disability at any time, any restricted stock units that have not yet vested would immediately vest. In the event Mr. Gunderson employment is terminated at any time (i) by the Company without cause, (ii) by Mr. Gunderson for good reason or (iii) by reason of Mr. Gunderson death or disability, any performance stock units would time vest as of the date of termination and performance vest, to the extent not yet performance vested, if the applicable performance conditions were achieved on or within 30 days following the date of termination.

Chief Financial Officer

In connection with Mr. Ockwood’s appointment as CFO, the Company entered into an Employment Agreement with Mr. Ockwood (the “Ockwood Employment Agreement”), outlining the terms of his employment as Chief Financial Officer of the Company. The Ockwood Employment Agreement, effective as of June 28, 2021, has an initial term ending on June 28, 2022 (the “Ockwood Initial Term”) that will automatically renew for successive one-year periods until terminated. The Ockwood Employment Agreement provides for (i) an annual base salary of $275,000, (ii) a target annual bonus amount of $725,000 (the “Ockwood Target Annual Bonus”) consisting of (a) an annual cash bonus (the “Ockwood Annual Cash Bonus”) upon the attainment of one or more pre-established performance goals established in good faith by the Board, or Compensation Committee thereof, in its sole discretion, with a target of $275,000 (provided that the Ockwood Annual Cash Bonus may, at the Company’s election, be paid in fully-vested and freely tradeable shares of common stock of the Company), and (b) an annual equity award grant under the Incentive Plan with a target grant date fair market value of $450,000.

Pursuant to the Ockwood Employment Agreement, in the event Mr. Ockwood’s employment is terminated (i) by the Company without “cause,” (ii) by Mr. Ockwood for “good reason” (each quoted term as defined in the Employment Agreement) or (iii) as a result of the Company’s non-extension of the Ockwood Employment Agreement, where the notice of such non-extension provided by the Company pursuant to the Ockwood Employment Agreement does not include notice that the Company is waiving enforcement of the noncompetition provision of the Ockwood Employment Agreement, he would be entitled to (A) the “Accrued Benefits” (as defined in the Ockwood Employment Agreement), (B) a lump-sum cash payment equal to the “Ockwood Severance Multiple” (as defined below) multiplied by the sum of (I) his base salary and (II) the Ockwood Target Annual Bonus, (C) a pro-rata portion of the Ockwood Target Annual Bonus for the fiscal year in which termination occurs (the “Ockwood Pro Rata Bonus”), and (D) the prior year’s bonus, to the extent unpaid. The “Ockwood Severance Multiple” means two (2) minus a fraction, the numerator of which is the number of days of the Mr. Ockwood’s employment during the “Employment Term” (as defined in the Ockwood Employment Agreement) and the denominator of which is 365, in the event Mr. Ockwood’s termination of employment occurs during the Ockwood Initial Term and one (1) if Mr. Ockwood’s termination of employment occurs after the expiration of the Ockwood Initial Term and during the Employment Term. In the event Mr. Ockwood is terminated by reason of death or “disability” (as such term is defined in the Ockwood Employment Agreement), he would be entitled to the Ockwood Accrued Benefits, the Ockwood Pro Rata Bonus and the Ockwood COBRA Reimbursement. The Ockwood Employment Agreement also contains customary restrictive covenants regarding confidential information non-competition, non-solicitation and non-disparagement.

Additionally, in the event Mr. Ockwood employment is terminated (i) (A) by the Company without cause or (B) by Mr. Ockwood for good reason, in each case, on the effective date of or during the twelve-month period following a Change in Control (as defined in the Incentive Plan) or (ii) by reason of Mr. Ockwood’s death or disability at any time, any restricted stock units that have not yet vested would immediately vest. In the event Mr. Ockwood employment is terminated at any time (i) by the Company without cause, (ii) by Mr. Ockwood for good reason or (iii) by reason of Mr. Ockwood’s death or disability, any performance stock units would time vest as of the date of termination and performance vest, to the extent not yet performance vested, if the applicable performance conditions were achieved on or within 30 days following the date of termination.

Former Chief Executive Officer

We entered into an employment agreement (the “ Herz Employment Agreement”) with our former Chief Executive Officer, Daniel C. Herz, outlining the terms of his employment as Chief Executive Officer and President of the Company. The Herz Employment Agreement, effective as of April 19, 2019 (the “Effective Date”), had an initial term ending on August 24, 2021 and automatically renewed for successive one-year periods until terminated.

In connection with the mutual agreement of Mr. Herz and the Company to terminate his employment, Mr. Herz and the Company entered into a Separation and General Release Agreement (the “Herz Separation Agreement”) which became effective July 6, 2021 (the “Release Effective Date”). Under the Herz Separation Agreement, Mr. Herz received (i) a pro-rata bonus for 2021 in the amount of $643,835.61 in cash on the earlier of the first payroll coincident or following the Release Effective Date and August 1, 2021, and (ii) severance in the amount of (x) $125,000 paid in cash on the earlier of the first payroll coincident or following the Release Effective Date and August 1, 2021, (y) $500,000 payable in cash on the first anniversary of the date of the Release Effective Date and (z) $500,000 payable on the second anniversary of the Release Effective Date, in each case less standard tax and other applicable withholdings. In addition, for a period of twelve months from the Release Effective Date, the Company provides health insurance to Mr. Herz under the Company’s plan pursuant to and subject to Mr. Herz’s right to COBRA continuation coverage if Mr. Herz timely elects such coverage.

Pursuant to the Herz Separation Agreement, with respect to Mr. Herz’s restricted stock awards (i) the remaining 66,667 shares issued under the April 2019 Restricted Stock Award vested on June 28, 2021, subject to the occurrence of the Release Effective Date, (ii) 15,055.50 shares issued under the March 2020 Restricted Stock Award will vest on the first anniversary of the Release Effective Date and the remaining 15,055.50 shares issued under the March 2020 Restricted Stock Award will vest on the second anniversary of the Release Effective Date, and (iii) 16,010 shares issued under the February 2021 Restricted Stock Award will vest on the first anniversary of the Release Effective Date and the remaining 16,010.15 shares issued under the February 2021 Restricted Stock Award will vest on the second anniversary of the Release Effective Date.

The Herz Separation Agreement contains a general release and waiver of claims pursuant to which Mr. Herz agreed to release the Company and certain other parties from any and all claims, charges, causes of action and damages arising on or prior to his execution of the Herz Separation Agreement. In connection with his termination, the Company released Mr. Herz from certain non-competition restrictions set forth in his employment agreement; however, Mr. Herz continues to be bound by the non-solicitation, confidentiality and other post-termination provisions set forth in the Herz Employment Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of shares of our voting common stock as of March 3, 2022 by:

•	each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of any class of our common stock;

•	each current executive officer, director and director nominee of the Company; and

•	all current executive officers, directors and director nominees of the Company, as a group.

Pursuant to the Company’s amended and restated certificate of incorporation, each share of Class C common stock, representing a non-economic interest in the Company, entitles the holder to one vote per share. The table below represents beneficial ownership of Class A common stock, Class C common stock and Class A common stock and Class C common stock voting together as a single class, and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Accordingly, shares of the Company’s Class A common stock issuable pursuant to outstanding warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

The beneficial ownership of the Company’s voting common stock is based on 47,061,505 shares of Class A common stock outstanding and 39,387,782 shares of Class C common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares Beneficially Owned by Certain Beneficial Owners and Management
	Class A Common Stock		Class C Common Stock		Combined Voting Power (2)

Name and Address of Beneficial Owners	Number	% of Class	Number	% of Class	Number	%
Directors and Executive Officers: (1)
Bryan C. Gunderson	154,207	*	-	—%	154,207	*
Daniel C. Herz (3)	1,807,987	3.8%	-	—%	1,807,987	2.1%
Matthew B. Ockwood	60,000	*	-	—%	60,000	*
Jeffrey F. Brotman (4)	462,177	*	-	—%	462,177	*
Stephen J. Pilatzke	74,118	*	-	—%	74,118	*
Michael J. Downs (5)	162,705	*	-	—%	162,705	*
Steven R. Jones	113,524	*	-	—%	113,524	*
William D. Anderson	43,524	*	-	—%	43,524	*
Alan J. Hirshberg	140,304	*	-	—%	140,304	*
Claire R. Harvey	70,553	*	-	—%	70,553	*
Adam M. Jenkins	-	—%	-	—%	-	—%
Erik C. Belz	-	—%	-	—%	-	—%
Mark C. Henle	-	—%	-	—%	-	—%
All named executive officers and directors as a group (13 persons)	3,089,099	6.4%	-	—%	3,089,099	3.5%

5% or Greater Beneficial Owners:
Royal Resources L.P. (6)	-	—%	35,197,643	88.0%	35,197,643	40.5%
Nantahala Capital Management, LLC (7)	3,252,729	6.8%	-	—%	3,252,729	3.7%
Blackrock, Inc. (8)	3,082,972	6.5%	-	—%	3,082,972	3.5%

* - Less than 1%

(1)	Unless otherwise noted, the business address of each of the following individuals is c/o Falcon Minerals Corporation, 609 Main Street, Suite 3950, Houston, TX 77002
(2)

Represents the percentage voting power of our Class A common stock and Class C common stock voting together as a single class.  Each share of Class C common stock has no economic rights but entitles the holder thereof one vote for each share of Class C common stock held by such holder.

(3)	Includes 597,581 warrants to purchase an equivalent number of shares of Class A common stock. Mr. Herz discontinued his employment with the Company in June 2021.
(4)	Includes 94,355 warrants to purchase an equivalent number of shares of Class A common stock.
(5)	Includes 48,387 warrants to purchase an equivalent number of shares of Class A common stock.
(6)

The general partner of Royal Resources L.P. is Royal Resources GP L.L.C. The managing members of Royal Resources GP L.L.C. are Blackstone Management Associates VI L.L.C. and Blackstone Energy Management Associates L.L.C. The sole member of Blackstone Management Associates VI L.L.C. is BMA VI L.L.C. The sole member of Blackstone Energy Management Associates L.L.C. is Blackstone EMA L.L.C. Blackstone Holdings III L.P. is the managing member of each of BMA VI L.L.C. and Blackstone EMA L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman may be deemed to beneficially own the shares directly or indirectly controlled by such Blackstone entities or him, but each (other than Royal Resources L.P.) disclaims beneficial ownership of such shares. The address of each of the foregoing entities is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(7)

Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2022. The Schedule 13G/A was filed by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack. Nantahala may be deemed to be the beneficial owner of the shares held by funds and separately managed accounts under its control. Messrs. Harkey and Mack are the managing members of Nantahala. The address of each reporting person is 130 Main St. 2nd Floor, New Canaan, CT 06840.

(8)

Based on information contained in a Schedule 13G/A filed with the SEC on February 3, 2022 by Blackrock, Inc., as a parent holding company or control person of certain named funds. Blackrock Inc.’s address is 55 East 52nd Street, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of the Board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. Our code of ethics is available on the Company’s website.

In addition, our audit committee, pursuant to the Audit Committee Charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. The Audit Committee Charter is available on the Company’s website. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

The Initial Business Combination

On August 23, 2018 (the “Closing Date”), the Company completed the acquisition of the equity interests in certain of the subsidiaries (the “Royal Entities”) of Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”) and Hooks Holding Company GP, LLC (“Hooks GP”, and collectively with NRAC, Hooks Holdings, DGK, and DGK GP, the “Contributors”). The acquisition was made pursuant to the Contribution Agreement, dated as of June 3, 2018 (the “Contribution Agreement”), by and among the Company, Royal Resources L.P. (“Royal”), Royal Resources GP L.L.C. and the Contributors. The acquisition of the Royal Entities pursuant to the Contribution Agreement is referred to herein as the “Business Combination.”

Pursuant to the Contribution Agreement, on the Closing Date, the Company contributed cash to Falcon Minerals Operating Partnership, LP, a Delaware limited partnership and wholly owned subsidiary of the Company (“Opco”), in exchange for (a) a number of common units representing limited partnership interests in Opco (the “Common Units”) equal to the number of shares of the Company’s Class A common stock outstanding as of the Closing Date and (b) a number of Opco warrants exercisable for Common Units equal to the number of the Company’s warrants outstanding as of the Closing Date. The Company controls Opco through Falcon Minerals GP, LLC, a Delaware limited liability company, and wholly owned subsidiary of the Company and the sole general partner of Opco. Each Common Unit, together with one share of the Company’s Class C

Common Stock is exchangeable for one share of Class A common stock at the option of the holder pursuant to the terms of the Company’s and Opco’s organizational documents, subject to certain restrictions.

Shareholders Agreement

In connection with the closing of the Business Combination, the Company entered into a Shareholders’ Agreement, dated as of August 23, 2018 (the “Shareholders Agreement”), with Osprey Sponsor, LLC (our “Sponsor”), Blackstone Management Partners, L.L.C. (“Blackstone”) and the other parties thereto. Under the Shareholders Agreement, the parties thereto agreed to use reasonable best efforts, and the Company agreed to take all permissible actions necessary, to carry out the restructuring of the Board pursuant to the Contribution Agreement.

The Shareholders Agreement also provides that Blackstone is entitled to designate for nomination by the Company for election (i) six (6) directors to serve on the Board so long as Blackstone and its controlled affiliates hold more than 40% of the voting power of the Company, with three (3) independent directors also serving on the Board, (ii) four (4) directors so long as Blackstone and its controlled affiliates hold between 20% and 40% of the voting power of the Company, with five (5) independent directors also serving on the Board, (iii) two (2) directors so long as Blackstone and its controlled affiliates hold between 10% and 20% of the voting power of the Company, with five (5) independent directors also serving on the Board and (iv) one (1) director so long Blackstone and its controlled affiliates hold between 5% and 10% of the voting power of the Company, with five (5) independent directors also serving on the Board. Once Blackstone and its controlled affiliates beneficially own in the aggregate less than 5% of the voting power of the

Company, it will no longer have any rights to designate any individuals for nomination to be elected to the Board under the Shareholders Agreement.

Until the termination of the Shareholders Agreement, the size of the Board will be fixed based on the number of individuals Blackstone is entitled to designate for nomination to be elected as directors, as described above. The number of Board seats is currently nine, one seat of which will remain vacant and may be filled by directors nominated by Blackstone.

The Shareholders Agreement will terminate upon the later of (x) such time Blackstone is no longer entitled to designate a director for nomination to the Board and (y) following the third annual meeting of stockholders of the Company following the closing of the Business Combination.

Registration Rights Agreement

Pursuant to the Contribution Agreement, the Company entered into a registration rights agreement (the “Royal Registration Rights Agreement”) with Royal and the Contributors, pursuant to which the Company has certain obligations to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), all or any portion of the Class A common stock that Royal and the Contributors hold as of the date of the Royal Registration Rights Agreement and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor. Royal and the Contributors are entitled to an unlimited number of underwritten offerings, provided that the gross proceeds of each underwritten offering is more than $30 million, and “piggyback” registration rights.

Royal Resources L.P.

Royal, which owns approximately 35.2 million shares of the Class C common stock of the Company, as well as an equivalent number of units of OpCo, entered into a Master Service Agreement (“MSA”) with the Company in December 2018. Under the MSA, the Company provides certain management services to Royal. For the year ended December 31, 2021, the Company received $0.3 million under this agreement.

Hepco Capital Management, LLC

Hepco Capital Management, LLC, of which Jeffrey Brotman is an officer, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the year ended December 31, 2021, the Company received $0.1 million of such reimbursements.

Registration Rights

Pursuant to a registration rights agreement entered into in connection with our initial public offering, the holders of the founder shares and private placement warrants (and their underlying securities) are entitled to registration rights. The holders will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

Information required by this Item is incorporated by reference from Item 10.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Services

The audit committee approved the engagement of Deloitte as the Company’s independent registered public accounting firm following the completion of the Business Combination described elsewhere in this proxy statement. We do not expect that representatives of Deloitte will be present at the annual meeting, however, if present, these representatives will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions. The following is a summary of fees paid to Deloitte for services rendered.

Audit Fees

During the years ended December 31, 2021 and 2020, audit fees for our independent registered public accounting firm were $656,323 and $550,277, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and 2020, there were no audit-related fees paid to our independent registered public accounting firm.

Tax Fees

During the years ended December 31, 2021 and 2020, tax fees paid to our independent registered public accounting firm were $130,567 and $151,095, respectively. These represent fees for professional services rendered in connection with tax compliance, tax advice and tax planning.

All Other Fees

During the years ended December 31, 2021 and 2020, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by our independent registered public accounting firm as well as the fees charged for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the fiscal year ended December 31, 2021.

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

4.5	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-219025) filed on June 28, 2017).

4.6	Description of Falcon Minerals Corporation registered securities (incorporation by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38158) filed on March 12, 2021).

10.1†	Falcon Minerals Corporation 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on August 29, 2018).

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

10.17†

Super Performance Stock Unit Agreement, dated April 19, 2019, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 8-K (file No. 001-38158) filed on April 25, 2019).

10.18†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38158) filed on May 5, 2020).

10.19	First Amendment to Credit Agreement, dated as of May 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38158) filed on May 5, 2020).

10.20†

Separation and General Release Agreement, dated June 28, 2021, by and between Falcon Minerals Corporation and Daniel C. Herz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on June 28, 2021).

10.21†

Employment Agreement, date June 28, 2021, by and between Falcon Minerals Corporation and Bryan C. Gunderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on June 28, 2021).

10.22†

Employment Agreement, date June 28, 2021, by and between Falcon Minerals Corporation and Matthew B. Ockwood (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed on June 28, 2021).

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

Date: March 11, 2022
	By:	FALCON MINERALS CORPORATION

	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan C. Gunderson Bryan C. Gunderson	Chief Executive Officer, President, Director (Principal Executive Officer)	March 11, 2022

/s/ Matthew B. Ockwood Matthew B. Ockwood	Chief Financial Officer (Principal Financial Officer)	March 11, 2022

/s/ STEPHEN J. PILATZKE Stephen J. Pilatzke	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022

/s/ Claire Harvey Claire Harvey	Chairman	March 11, 2022

/s/ Steven R. Jones Steven R. Jones	Director	March 11, 2022

/s/ William D. Anderson William D. Anderson	Director	March 11, 2022

/s/ Alan Hirshberg Alan Hirshberg	Director	March 11, 2022

/s/ Eric C. Belz Eric C. Belz	Director	March 11, 2022

/s/ Adam M. Jenkins Adam M. Jenkins	Director	March 11, 2022

/s/ Mark Henle Mark Henle	Director	March 11, 2022

FALCON MINERALS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Falcon Minerals Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Falcon Minerals Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Proved Oil and Gas Properties, Depletion, Impairment, and Deferred Tax Asset Valuation Allowance - Crude Oil and Condensate, NGLs, and Natural Gas Reserves — Refer to Notes 2, 5, and 11 to the financial statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units of production method based on estimated proved oil and gas reserves developed under Securities and Exchange Commission guidelines and are evaluated for impairment by comparison of their carrying value to the undiscounted value of net future cash flows of the underlying proved and unproved oil and natural gas reserves. The Company’s deferred tax asset is evaluated for expected future realization through an undiscounted cash flow model using proved and unproved oil and gas reserves utilized in forecasting future taxable income. The development of the Company’s oil and natural gas reserve quantities and the related future net cash flows requires management to make significant assumptions related to the five-year development rule for proved undeveloped reserves, future commodity prices and the existence and timing of forecasted production. The Company engages an independent reserve engineer to estimate proved and support in estimating unproved oil and natural gas reserve quantities using engineering data, including the existence and timing of forecasted production. Changes in these assumptions could have a significant impact on the amount of depletion, any proved oil and gas impairment, or the expected future realization of the deferred tax asset. The proved oil and gas properties balance, net of accumulated amortization, was $165.8 million as of December 31, 2021. Depletion, depreciation, and amortization was $15.2 million for the year ended December 31, 2021. No impairment was recognized during 2021. The deferred tax asset was $52.1 million as of December 31, 2021. No valuation allowance was recorded as of December 31, 2021.

Given the significant judgments made by management and the reserve engineer, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net cash flows and future taxable income, including management’s estimates and assumptions related to the five-year development rule, future commodity prices and the existence and timing of forecasted production, requires a high degree of auditor judgment.

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

/s/ Deloitte & Touche LLP

Houston, Texas

March 11, 2022

We have served as the Company's auditor since 2012.

FALCON MINERALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$2,768	$2,724
Accounts receivable	10,018	5,419
Prepaid expenses	1,220	766
Total current assets	14,006	8,909
Royalty interests in oil and natural gas properties, net of accumulated amortization of $159,678 and $144,445 respectively	193,544	207,505
Property and equipment, net of accumulated depreciation of $284 and $179	322	427
Deferred tax asset, net	52,135	55,773
Other assets	1,834	3,015
Total assets	$261,841	$275,629
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$3,471	$1,540
Other current liabilities	502	1,557
Total current liabilities	3,973	3,097
Credit facility	40,000	39,800
Warrant liability	3,036	3,503
Other liabilities	576	828
Total liabilities	47,585	47,228
Commitments and contingencies (See Note 14)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 47,013,958 and 46,107,183 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 39,387,782 and 40,000,000 issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid in capital	121,029	121,053
Non-controlling interests	83,586	88,637
Retained earnings	9,632	18,702
Total shareholders' equity	214,256	228,401
Total liabilities, shareholders' equity	$261,841	$275,629

The accompanying notes are an integral part of these consolidated financial statements.

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Oil and gas sales	$72,838	$40,081	$68,463
Loss on commodity derivative instruments	(4,830)	(1,200)	-
Total revenue	68,008	38,881	68,463
Operating expenses:
Production and ad valorem taxes	3,935	2,807	4,262
Marketing and transportation	1,752	1,993	2,396
Amortization of royalty interests in oil and natural gas properties	15,233	14,103	12,737
General, administrative, and other	14,130	11,997	11,912
Total operating expenses	35,050	30,900	31,307
Operating income	32,958	7,981	37,156
Other income (expense):
Change in fair value of warrant liability	467	5,128	6,069
Other income	50	125	165
Interest expense	(1,924)	(2,197)	(2,489)
Total other income (expense)	(1,407)	3,056	3,745
Income before income taxes	31,551	11,037	40,901
Provision for income taxes	4,059	589	3,918
Net income	27,492	10,448	36,983
Net income attributable to non-controlling interests	(14,336)	(2,748)	(16,564)
Net income attributable to common shareholders/unitholders	$13,156	$7,700	$20,419

Earnings per common share:
Common shares - basic	$0.28	$0.17	$0.44
Common shares - diluted	$0.28	$0.11	$0.39
Weighted average number of shares outstanding:
Common shares - basic	46,321	46,031	45,893
Common shares - diluted	46,321	86,031	85,893

The accompanying notes are an integral part of these consolidated financial statements.

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$27,492	$10,448	$36,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized (gain) loss on commodity derivative instruments	(694)	944	-
Amortization of royalty interests in oil and natural gas properties	15,233	14,103	12,737
Change in fair value of warrant liability	(467)	(5,128)	(6,069)
Amortization of right-of-use assets	523	492	-
Amortization of debt issuance costs	670	658	643
Deferred rent	-	-	473
Depreciation of property and equipment	105	104	75
Share based compensation	232	3,480	2,548
Deferred income taxes	3,638	579	2,421
Changes in operating assets and liabilities
Accounts receivable	(4,599)	2,470	3,383
Prepaid expenses	(454)	416	342
Other assets	(12)	-	10
Accounts payable and accrued expenses	1,931	(553)	1,683
Other liabilities	(613)	(579)	-
Net cash provided by operating activities	42,985	27,434	55,229
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(1,272)	(2,417)	(22,761)
Purchase of property and equipment	-	(14)	(592)
Net cash provided by (used in) investing activities	(1,272)	(2,431)	(23,353)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	10,800	39,000
Repayments of long-term debt	(16,800)	(13,500)	(17,500)
Deferred financing fees	-	(88)	-
Dividends paid	(22,226)	(11,734)	(30,293)
Distributions to non-controlling interests	(19,387)	(10,200)	(27,703)
Dividend equivalent rights paid	(256)	(100)	(154)
Net cash used in financing activities	(41,669)	(24,822)	(36,650)
Net increase (decrease) in cash and cash equivalents	44	181	(4,774)
Cash and cash equivalents, beginning of period	2,724	2,543	7,317
Cash and cash equivalents, end of period	$2,768	$2,724	$2,543
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,254	1,539	1,846
Cash paid for income taxes	775	-	1,260
Non-cash investing and financing activities:
Accrued bonus paid in stock	-	112	-
Right-of-use assets obtained in exchange for operating leases	-	1,547	-

The accompanying notes are an integral part of these consolidated financial statements

FALCON MINERALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non- controlling interests	Retained Earnings	Total Stockholder's Equity
Balance at January 1, 2019	45,855	$5	40,000	$4	$115,167	$107,228	$32,610	$255,014
Vested restricted stock grants	109	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,548	-	-	2,548
Dividend equivalent rights paid	-	-	-	-	(154)	-	-	(154)
Distributions to non-controlling interests	-	-	-	-	-	(27,703)	-	(27,703)
Dividends to shareholders ($0.66 per share)	-	-	-	-	-	-	(30,293)	(30,293)
Net income	-	-	-	-	-	16,564	20,419	36,983
Balance at December 31, 2019	45,964	$5	40,000	$4	$117,561	$96,089	$22,736	$236,395
Vested restricted stock grants	143	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,592	-	-	3,592
Dividend equivalent rights paid	-	-	-	-	(100)	-	-	(100)
Distributions to non-controlling interests	-	-	-	-	-	(10,200)	-	(10,200)
Dividends to shareholders ($0.255 per share)	-	-	-	-	-	-	(11,734)	(11,734)
Net income	-	-	-	-	-	2,748	7,700	10,448
Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$88,637	$18,702	$228,401
Vested restricted stock grants	295	-	-	-	-	-	-	-
Class C common stock converted to Class A common stock	612	-	(612)	-	-	-	-	-
Stock-based compensation	-	-	-	-	232	-	-	232
Dividend equivalent rights paid	-	-	-	-	(256)	-	-	(256)
Distributions to non-controlling interests	-	-	-	-	-	(19,387)	-	(19,387)
Dividends to shareholders ($0.48 per share)	-	-	-	-	-	-	(22,226)	(22,226)
Net income	-	-	-	-	-	14,336	13,156	27,492
Balance at December 31, 2021	47,014	$5	39,388	$4	$121,029	$83,586	$9,632	$214,256

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

On August 23, 2018 (the “Closing Date”), the Company completed the acquisition of the equity interests (the “Equity Interests”) in certain of the subsidiaries (the “Royal Entities”) of Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”) and Hooks Holding Company GP, LLC (“Hooks GP”, and collectively with NRAC, Hooks Holdings, DGK, and DGK GP, the “Contributors”). The acquisition was made pursuant to the Contribution Agreement, dated as of June 3, 2018 (the “Contribution Agreement”), by and among the Company, Royal Resources L.P. (“Royal”), Royal Resources GP L.L.C. (“Royal GP”) and the Contributors. The acquisition of the Royal Entities pursuant to the Contribution Agreement is referred to as the “Business Combination” and the Business Combination together with the other transactions contemplated by the Contribution Agreement are referred to herein as the “de SPAC Transactions.”

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

On the Closing Date, Falcon completed the acquisition of the Equity Interests and in return the Contributors received (i) $400 million of cash and (ii) 40 million OpCo Common Units. The Company also issued to the Contributors 40 million shares of non-economic Class C Common Stock of the Company, which entitles each holder to one vote per share (the “Class C Common Stock”). The OpCo Common Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the Contributors. Upon the redemption by any Contributor of OpCo Common Units for Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such Contributor will be cancelled.

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of liquids-rich condensate region of the Eagle Ford Share in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 95,000 gross unit acres in Pennsylvania, Ohio and West Virginia that is prospective for Marcellus Shale.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of December 31, 2021, and December 31, 2020, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the years ended December 31, 2021 or 2020.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the years ended December 31, 2021 and 2020.

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

Debt Issuance Costs

Other assets include capitalized financing costs of $1.1 million and $1.8 million as of December 31, 2021 and 2020, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.  In May 2020, the Company entered into an amendment to the Credit Facility and capitalized an additional $0.1 million of associated costs which will be amortized over the remainder of the term of the Credit Facility.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturities of these instruments.  The Company’s Public Warrants also approximate their fair value because the publicly quoted prices on active, liquid and visible markets such as stock exchanges (Level 1). Because the Credit Facility (as defined in “Note 6 – Debt – Falcon Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2). The Company’s commodity derivative instruments are classified within Level 2.  The fair values of the Company’s commodity derivative instruments are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, publicly stated stock prices, volatility factors and discount rates, or can be corroborated from active markets.  The Company’s Private Placement Warrant liability is classified within Level 3 due to the significant unobservable inputs utilized in determining the fair value.  See “Note 7 – Warrants” for further information.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the years ended December 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This standard clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. Management has elected to apply this update subsequent to March 12, 2020 but has not elected to apply this update as of December 31, 2021. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's financial statements.

Note 3—Leases

On January 1, 2020, the Company adopted ASU 2016-02, Leases (“ASC 842”) using the modified retrospective method.  The Company elected the package of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of this standard.

The adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2020.  ROU assets represent less than 1% of the Company’s total assets and lease liabilities represent less than 5% of the Company’s total liabilities as of December 31, 2021 and 2020 and were not considered material to the Company.  The Company did not recognize a material cumulative adjustment to the consolidated statement of shareholders’ equity and did not have any material changes in the timing of expense recognition or the Company’s accounting policies.  The standard had no impact on the Company’s debt covenant compliance under existing agreements.

ASC 842 requires the Company to identify its contractual arrangements that contain leases at the inception of such arrangements.  Specifically, the Company considered whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.  The Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through April 2027. The Company’s ROU assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.  ROU operating assets and operating lease liabilities are included in the accompanying consolidated balance sheet as of December 31, 2021 and 2020.

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

Our lease obligations are primarily comprised of the main office spaces used for operations and are recorded as general, administrative, and other expenses in the consolidated statement of operations.  As of December 31, 2021 and 2020, our lease obligations were classified as operating leases.  The Company’s rental costs associated with these office spaces for the years ended December 31, 2021 and 2020 were $0.6 million and $0.6 million, respectively.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease cost for lease obligations is recognized on a straight-line basis over the lease term.  In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of December 31, 2021, the weighted average remaining lease term is 3.4 years, and the weighted average discount rate is 4.26%.

As of December 31, 2021, the Company had ROU assets of $0.5 million recorded as Other Assets, $0.3 million of corresponding obligations recorded as Other Current Liabilities and $0.6 million of corresponding obligations recorded as Other Liabilities on the Company’s consolidated balance sheet.

Under ASC 840, rent expense recorded for the year ended December 31, 2019 was $0.3 million.

As of December 31, 2021, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Lease obligations	$720	$228	$196	$199	$57	$30	$10
Total	$720	$228	$196	$199	$57	$30	$10

Under ASC 842, as of December 31, 2021, the Company has operating lease obligations expiring at various dates. There is an immaterial difference between undiscounted cash flows for operating leases and our $0.7 million of lease obligations due to the impact of the applicable discount rate.

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

As of December 31, 2021, the Company’s open derivative contracts consisted of fixed-price swap oil contracts and costless collar natural gas contracts.  A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  A costless collar contract between the Company and the counterparty specifies a floor and a ceiling commodity price over a specified period for a contracted volume.  The Company has not designated any of its contracts as fair value or cash flow hedges.  Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change.  All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statements of operations.  Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020.

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

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets.  While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate.  The evaluation includes reviewing a counterparty’s credit rating and latest financial information.  As of December 31, 2021, the Company had one counterparty, which is rated Aa3 or better by Moody’s and is a lender under the Credit Facility.

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

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of December 31, 2021 and 2020 (in thousands):

		As of December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$217	$(217)	$-
Long-term asset	Other assets	-	-	-
Total assets		$217	$(217)	$-
Liabilities:
Current liability	Other current liabilities	$467	$(217)	$250
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$467	$(217)	$250

		As of December 31, 2020
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$342	$(342)	$-
Long-term asset	Other assets	-	-	-
Total assets		$342	$(342)	$-
Liabilities:
Current liability	Other current liabilities	$1,286	$(342)	$944
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$1,286	$(342)	$944

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Unrealized gain (loss) of open non-hedge derivative instruments	$694	$(944)	$-
Realized gain (loss) on settlement of non-hedge derivative instruments	(5,524)	(256)	-
Gain (loss) on commodity derivative instruments	$(4,830)	$(1,200)	$-

The Company had the following open derivative contracts for natural gas as of December 31, 2021:

		Weighted Average	Weighted Average
Period and Type of Contract	Volume (MMBtu)	Floor Price (Per MMBtu)	Ceiling Price (Per MMBtu)
Natural Gas Collar Contracts:
2022
First Quarter	450,000	$4.20	$5.52

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	December 31,	December 31,
	2021	2020
Oil and natural gas interests:
Subject to depletion	$325,512	$319,487
Not subject to depletion	27,710	32,463
Gross oil and natural gas interests	353,222	351,950
Accumulated depletion and impairment	(159,678)	(144,445)
Oil and natural gas interests, net	$193,544	$207,505

Note 6—Debt

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of December 31, 2021, OpCo had borrowings of $40.0 million under the Credit Facility at an interest rate of 2.60% and $30.0 million available for future borrowings under the Credit Facility. Unamortized deferred issuance costs were $1.1 million as of December 31, 2021.

Principal amounts borrowed are payable on the maturity date. The Company has a choice of borrowing at an alternative base rate (which is equal to the greatest of the federal funds rate plus one-half of 1.0%, the prime rate or the one-month LIBOR rate plus 1.0%) or LIBOR, with such borrowings bearing interest, payable quarterly in arrears for base rate loans and one month, two-month, three month or six-month periods for LIBOR loans. LIBOR loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 or LIBOR02 page as the LIBOR, for deposits in dollars at 12:00 noon (London, England time) for one, two, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one-month LIBOR loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The scheduled redeterminations of OpCo’s borrowing base take place on April 1st and October 1st of each year.

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

As of December 31, 2021, the Company was in compliance with such covenants.

Note 7—Warrants

In July 2017, the Company consummated its initial public offering of units, each consisting of one share of Class A Common Stock and one-half of one warrant (“Public Warrant”).  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at the initial price of $11.50 per share. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $0.50 cents, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants.  For the quarters ending June 30, 2019 and September 30, 2019, the Company paid Extraordinary Dividends of $0.12 and $0.04, respectively.  Accordingly, the exercise price of the Company’s warrants was reduced to $11.38 after the Extraordinary Dividend paid for the quarter ended June 30, 2019 and was further reduced to $11.34 after the Extraordinary Dividend paid for the quarter ended September 30, 2019. Subsequent to the year ended December 31, 2021, the exercise price of the Company’s warrants was further reduced to $11.29 after the Extraordinary Dividend paid for the quarter ended December 31, 2021.  The Public Warrants will expire five years after the closing of the deSPAC Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract.  Therefore, the Warrants were recorded at fair value upon issuance and remeasured at each reporting period with the change in fair value recorded in the statement of operations.  As of December 31, 2021 and 2020, there were

13,749,998 Public Warrants outstanding for each period.  As of December 31, 2021 and 2020, there were 7,500,000 Private Placement Warrants outstanding for each period.  The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period and the Private Placement Warrants were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

	2021	2020
Stock price	$4.49 - $5.08	$2.15 - $3.20
Volatility	55.2% - 65.2%	60.1% - 71.9%
Risk-free rate	0.24% - 0.61%	0.16% - 0.31%
Dividend yield	6.63% - 12.57%	8.17% - 9.00%
Term	1.60 - 2.40 years	2.65 - 3.40 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021, 2020 and 2019 (in thousands):

Level 3
Warrant Liability
Fair value of warrant liability at January 1, 2019	$6,450
Decrease in fair value	(2,700)
Fair value of warrant liability at December 31, 2019	$3,750
Decrease in fair value	(2,250)
Fair value of warrant liability at December 31, 2020	$1,500
Decrease in fair value	(375)
Fair value of warrant liability at December 31, 2021	$1,125

Note 8—Shareholders’ Equity and Dividends

Shares Outstanding

Prior to the deSPAC Transactions, Falcon was a special purpose acquisition company with no operations, formed as a vehicle to affect a business combination with one or more operating businesses. After the Closing of the deSPAC Transactions, the Company became a holding company whose sole material operating asset consists of its interest in Royal through its interest in OpCo.

The following table summarizes the changes in outstanding stock and warrants during the year ended December 31, 2021.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2020	46,107,183	40,000,000	21,249,998
Restricted stock grant vesting	294,557	-	-
Class C shares converted to Class A	612,218	(612,218)	-
Shares outstanding at December 31, 2021	47,013,958	39,387,782	21,249,998

Preferred stock - At December 31, 2021, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock - At December 31, 2021, there were 47,013,958 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At December 31, 2021, there were 39,387,782 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the deSPAC Transactions and are non-economic but entitled the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

In connection with the deSPAC Transactions, the Company issued 40,000,000 OpCo Common Units to the Contributors. The OpCo Common Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any Contributor of OpCo Common Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such Contributor will be cancelled. During the year ended December 31, 2021, 612,218 OpCo Common Units and shares of Class C Common Stock were redeemed for shares of Class A Common Stock.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 54% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the years ended December 31, 2021, 2020 and 2019, $19.4 million, $10.2 million, and $27.7 million, respectively, of distributions for each period have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per unit data):

Quarter Ended	Total Quarterly Dividend Per Share	Total Cash Dividends	Payment Date	Shareholders Record Date
December 31, 2021	$0.1450	$6,817	March 9, 2022	February 28, 2022
September 30, 2021	$0.1550	$7,190	December 8, 2021	November 23, 2021
June 30, 2021	$0.1500	$6,957	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,621	June 8, 2021	May 25, 2021
December 31, 2020	$0.0750	$3,458	March 8, 2021	February 25, 2021
September 30, 2020	$0.0650	$2,997	December 8, 2020	November 24, 2020
June 30, 2020	$0.0300	$1,383	September 8, 2020	August 25, 2020
March 31, 2020	$0.0250	$1,150	June 8, 2020	May 25, 2020
December 31, 2019	$0.1350	$6,205	March 9, 2020	February 25, 2020
September 30, 2019	$0.1350	$6,203	December 3, 2019	November 20, 2019
June 30, 2019	$0.1500	$6,879	September 6, 2019	August 26, 2019
March 31, 2019	$0.1750	$8,026	May 29, 2019	May 17, 2019

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

We utilized a lattice model pricing model to measure the fair value of the PSUs.  The derived service period equals the median time to achieve the hurdle in all simulations where the hurdle was achieved.  Volatility assumptions are based on the average historical volatility of Falcon stock over the derived service period of the PSU.  The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the derived service period of the PSU.  The dividend yield is based on an annual dividend yield, taking in account historical dividends, over the derived service period of the PSU.  The Company used the following weighted average assumptions to estimate the grant date fair value of the PSUs granted during the year ended December 31, 2021 and 2020:

	2021	2020
Stock price	$3.97	$2.24
Volatility	68.6%	53.4%
Risk-free rate	0.30%	0.60%
Dividend yield	6.50%	9.10%
Derived service period	3.00 years	3.00 years

The following table summarizes the activity in our unvested RSAs and PSUs for the years ended December 31, 2021 and 2020:

		Weighted Average		Weighted Average
	Restricted	Grant-Date	Performance Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2019	283,917	$8.10	1,413,334	$3.45
Granted	337,744	$2.48	751,286	$0.64
Vested	(143,466)	$7.31	-	$-
Forfeited	(1,958)	$6.00	-	$-
Unvested at December 31, 2020	476,237	$4.36	2,164,620	$2.48
Granted	461,498	$4.40	802,114	$2.28
Vested	(294,558)	$5.23	(260,000)	$4.09
Forfeited	(113,780)	$3.58	(1,778,916)	$2.50
Unvested at December 31, 2021	529,397	$4.07	927,818	$1.82

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $0.2 million, $3.5 million, and $2.5 million, respectively, of share-based compensation which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations.  The unamortized estimated fair value of unvested RSAs and PSUs was $2.2 million at December 31, 2021.  These costs are expected to be recognized as expense over a weighted average period of 1.7 years. In addition, for the years ended December 31, 2021, 2020 and 2019, the Company paid $0.3 million, $0.1 million and $0.2 million, respectively, of DERs to RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to common stockholders - basic	$13,156	$7,700	$20,419
Plus: Net income attributable to non-controlling interests, net of taxes	-	2,236	12,936
Less: Earnings allocated to participating securities	(255)	(64)	(115)
Net income attributable to common stockholders - diluted	$12,901	$9,872	$33,240
Denominator:
Weighted average shares outstanding - basic	46,321	46,031	45,893
Effect of dilutive securities	-	40,000	40,000
Weighted average shares outstanding - diluted	46,321	86,031	85,893

Net income per common share - basic	$0.28	$0.17	$0.44
Net income per common share - diluted	$0.28	$0.11	$0.39

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	For the Year Ended December 31,
	2021	2020	2019

Warrants	21,250	21,250	21,250
Class C common shares	39,388	-	-
Total	60,638	21,250	21,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of December 31, 2021.

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

For the years ended December 31, 2021, 2020, and 2019, the Company recorded an income tax expense of $4.1 million, $0.6 million and $3.9 million, respectively.

As of December 31, 2021, and 2020, the Company had $52.1 million and $55.8 million, respectively, of net deferred tax assets. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

As of December 31, 2021, and 2020, the Company had net operating loss carryforwards for federal income tax purposes of $0 million and $5.7 million, respectively, that, subject to limitation, may be available in future tax years to offset taxable income.  The federal net operating loss carryforwards do not expire but are subject to certain income limitations in future tax years.  In the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses, tax credits, and other tax attributes may be limited.

At December 31, 2021 and 2020, the Company had recorded a prepayment of income taxes of $0.4 million and $0 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The components of the provision for income taxes for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax provision:
Federal	$348	$10	$1,459
State	73	-	38
Total current income tax provision	421	10	1,497
Deferred income tax provision:
Federal	3,604	574	2,399
State	34	5	22
Total deferred income tax provision	3,638	579	2,421
Total provision for income taxes	$4,059	$589	$3,918

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income tax expense at the federal statutory tax rate (21%)	$6,645	$2,318	$8,589
Impact of net income attributable to the non-controlling interests	(3,020)	(577)	(3,478)
State taxes, net of federal benefit	84	4	47
Non-deductible transaction costs	454	-	-
Warrant liability adjustment	(98)	(1,077)	(1,274)
Other, net	(6)	(79)	34
Provision for (benefit from) income taxes	$4,059	$589	$3,918

The components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Difference in carrying value and tax basis in oil and gas assets	$51,227	$52,790
Net operating loss	-	2,032
Share-based compensation	1,019	1,052
Total deferred tax assets	52,246	55,874
Valuation allowance	-	-
Net deferred tax assets	52,246	55,874
Deferred tax liabilities:
Prepaid Expenses	111	101
Net deferred tax assets	$52,135	$55,773

Note 12—Related Party Transactions

Founder Shares

In June 2016, the Company issued an aggregate of 125,000 shares of Class B Common Stock to Osprey Sponsor, LLC (the “Sponsor”) for an aggregate purchase price of $25,000 (the “Founder Shares”). In March 2017, the Company effectuated a 57.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares automatically converted into Class A Common Stock upon the consummation of the deSPAC Transactions on a one-for-one basis. Due to the underwriter’s election not to exercise the remaining portion of the over-allotment option related to the Osprey initial public offering, 312,500 Founder Shares were forfeited resulting in an aggregate of 6,875,000 Founder Shares held by the Sponsor prior to the deSPAC Transactions.

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), which Company officer Jeffrey Brotman is also a director and officer of, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the years ended December 31, 2021, 2020, and 2019, the Company received $0.1 million, $0.3 million, and $0.3 million, respectively.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal. For the years ended December 31, 2021, 2020, and 2019, the Company received $0.3 million, $1.1 million and $0.6 million, respectively, under this agreement.

Note 13—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	For the Year Ended
	December 31,
	2021	2020	2019
Conoco Phillips	47%	42%	33%
EOG	19%	20%	29%
Devon	15%	16%	18%
Total	81%	78%	80%

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

Note 15—Subsequent Events

Cash Dividends

In February 2022, the Company declared a quarterly cash dividend of $0.145 per share of Class A Common Stock totaling approximately $6.8 million for all shares of Class A Common Stock outstanding. The dividend is for the period from October 1, 2021 through December 31, 2021. The dividend was paid on March 9, 2022 to all Class A shareholders of record on February 28, 2022.

OpCo Distribution

In March 2022, OpCo made distributions totaling $12.7 million to its unitholders. Of the $12.7 million distributed by OpCo, the Company received $6.9 million.

Merger Agreement

On January 11, 2022, Falcon, OpCo, Ferrari Merger Sub A LLC, a Delaware limited liability company and wholly owned subsidiary of OpCo (“Merger Sub”), and DPM HoldCo, LLC, a Delaware limited liability company (“Desert Peak”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions in the Merger Agreement, Merger Sub will merge with and into Desert Peak (the “Merger”), with Desert Peak continuing as the surviving entity in the Merger as a wholly owned subsidiary of OpCo.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the effective time of the Merger (the “Merger Effective Time”), the limited liability company interests in Desert Peak (the “DPM Membership Units”) issued and outstanding immediately prior to the Merger Effective Time will be converted into the right to receive an aggregate of (a) 235,000,000 shares of Class C common stock, (b) 235,000,000 OpCo Common Units and (c) additional shares of Falcon Class C common stock (and a corresponding number of OpCo Common Units) equal to (i) the sum of (x) the difference between $140,000,000 and the Sierra Net Debt (as defined in the Merger Agreement) plus (y) the amount by which the Indebtedness (as defined in the Merger Agreement) for borrowed money of Falcon and its subsidiaries exceeds $45,000,000 as of immediately prior to the Merger Effective Time divided by (ii) $5.15 (collectively, the “Merger Consideration”).

Completion of the Merger is subject to certain customary conditions, including, among others, the following: (a) the affirmative vote of the holders of at least (i) a majority of the votes cast at Falcon’s stockholder meeting (the “Falcon Stockholder Meeting”) on the approval of the issuance of the Merger Consideration (the “Stock Issuance Proposal”) and (ii) a majority of the voting power of the outstanding capital stock of Falcon entitled to vote on the approval of the adoption of certain amendments to Falcon’s certificate of incorporation providing for a reverse stock split of the Class C common stock and the Class A common stock prior to the Merger Effective Time, at a ratio of four to one (the “Falcon Reverse Stock Split” and, together with the Stock Issuance Proposal, the “Required Falcon Stockholder Proposals”); (b) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement (the “Transactions”); (c) approval for listing on the Nasdaq Capital Market of the Class A common stock issuable upon exchange of the Merger Consideration; (d) the expiration or termination of all applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Transactions, and any commitment to, or agreement (including any timing agreement) with, any government entity to delay the consummation of, or not to close before a certain date, the Transactions; (e) the effectiveness of the Falcon Reverse Stock Split and the adoption of a reverse unit split of the OpCo Common Units prior to the Merger Effective Time, at a ratio of four to one; (f) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (g) compliance by each party in all material respects with its covenants included in the Merger Agreement; (h) each of the Registration Rights Agreement (as defined in the Merger Agreement) and the Director Designation Agreement (as defined in the Merger Agreement) being in full force and effect; and (i) the Available Liquidity (as defined in the Merger Agreement) is no less than $65,000,000 and the Sierra Net Debt is not in excess of $140,000,000.

Note 16 – Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021:
Revenues	$12,504	$16,161	$19,214	$20,129
Operating income	$4,680	$8,185	$10,551	$9,542
Net income (loss) attributable to common shareholders	$(1,407)	$3,642	$5,808	$5,113
Net income (loss) per share:
Common shares - basic	$(0.03)	$0.08	$0.12	$0.11
Common shares - diluted	$(0.03)	$0.07	$0.11	$0.10
Weighted average number of shares outstanding:
Common shares - basic	46,125	46,214	46,335	46,606
Common shares - diluted	46,125	86,214	86,335	86,386

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Revenues	$13,600	$6,115	$9,669	$9,497
Operating income (loss)	$5,602	$(1,104)	$2,014	$1,469
Net income (loss) attributable to common shareholders	$7,883	$(368)	$1,560	$(1,375)
Net income (loss) per share:
Common shares - basic	$0.17	$(0.01)	$0.03	$(0.03)
Common shares - diluted	$0.11	$(0.01)	$0.02	$(0.03)
Weighted average number of shares outstanding:
Common shares - basic	45,967	46,001	46,055	46,099
Common shares - diluted	85,967	46,001	86,055	46,099

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Proved royalty interest	$325,512	$319,487
Unproved royalty interests	27,710	32,463
Accumulated amortization	(159,678)	(144,445)
Net royalty interests in oil and natural gas properties	$193,544	$207,505

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisitions, exploration and development activities are as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Acquisition costs:
Proved properties	$485	$1,066	$4,011
Unproved properties	787	1,351	18,750
Total	$1,272	$2,417	$22,761

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

	December 31,
	2021	2020	2019
	(in thousands)
Royalty income	$72,838	$40,081	$68,463
Production and ad valorem taxes	(3,935)	(2,807)	(4,262)
Marketing and transportation	(1,752)	(1,993)	(2,396)
Depletion	(15,233)	(14,103)	(12,737)
Income tax expense	(4,059)	(589)	(3,918)
Results of operations from oil, natural gas and natural gas liquids	$47,859	$20,589	$45,150

Oil and Natural Gas Reserves

Proved oil and gas reserve estimates as of December 31, 2021, 2020 and 2019 were prepared by Ryder Scott Company, L.P. independent petroleum engineers.  Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

The changes in estimated proved reserves are as follows:

	Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)

Proved Developed and Undeveloped Reserves:
As of December 31, 2018	15,212	56,185	3,163	27,740
Purchase of reserves in place	32	70	12	56
Extensions and discoveries	215	553	71	378
Revisions of previous estimates	(1,984)	(6,950)	(230)	(3,373)
Production	(879)	(3,588)	(297)	(1,774)
As of December 31, 2019	12,596	46,270	2,719	23,027
Purchase of reserves in place	62	62	-	72
Extensions and discoveries	34	797	12	179
Revisions of previous estimates	(2,114)	4,935	(298)	(1,590)
Production	(836)	(3,528)	(247)	(1,671)
As of December 31, 2020	9,742	48,536	2,186	20,017
Purchase of reserves in place	22	34	5	33
Extensions and discoveries	326	1,777	122	744
Revisions of previous estimates	(1,571)	(3,109)	159	(1,930)
Production	(756)	(3,801)	(230)	(1,620)
As of December 31, 2021	7,763	43,437	2,242	17,245

Proved Developed Reserves
December 31, 2019	3,900	18,016	1,230	8,133
December 31, 2020	3,291	19,755	1,164	7,747
December 31, 2021	2,738	19,098	1,183	7,104

Proved Undeveloped Reserves:
December 31, 2019	8,696	28,254	1,489	14,894
December 31, 2020	6,451	28,781	1,022	12,270
December 31, 2021	5,025	24,339	1,059	10,141

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs.

During the year ended December 31, 2021, the Company’s negative revisions of previous estimates of 1,930 MBOE resulted primarily due to a change in development timing.  The purchase of reserves in place of 33 MBOE were due to multiple acquisitions located within the Eagle Ford Shale.

During the year ended December 31, 2020, the Company’s negative revisions of previous estimates of 1,590 MBOE resulted primarily from reducing the existing PUD locations by 269 wells due to a change in development timing and lower commodity prices.  The purchase of reserves in place of 72 MBOE were due to multiple acquisitions located within the Eagle Ford Shale.

During the year ended December 31, 2019, the Company’s negative revisions of previous estimates of 3,373 MBOE resulted primarily from reducing the existing PUD locations by 314 wells due to a change in development timing and lower commodity prices.  The purchase of reserves in place of 56 MBOE were due to multiple acquisitions primarily located within the Eagle Ford Shale.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
	(in thousands)
Future cash inflows	$708,450	$476,315	$882,076
Future production costs	(51,256)	(41,770)	(70,956)
Future income tax expense	(42,787)	(6,431)	(48,040)
Future net cash flows	614,407	428,114	763,080
10% discount to reflect timing of cash flows	(267,005)	(176,302)	(304,730)
Standardized measure of discounted cash flows	$347,402	$251,812	$458,350

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows:

	December 31,
	2021	2020	2019
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$66.56	$39.57	$55.69
Natural gas (per Mcf)	$3.60	$1.99	$2.58
Natural gas liquids (per Bbl)	$25.96	$12.27	$13.37

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$251,812	$458,350	$608,870
Purchase of minerals in place	1,026	2,134	1,256
Sales of oil and natural gas, net of production costs	(65,181)	(35,281)	(59,949)
Extensions and discoveries	15,048	1,462	9,711
Net changes in prices and production costs	186,943	(148,892)	(91,386)
Revisions of previous quantity estimates	(29,572)	(72,896)	(92,479)
Divestiture of reserves	-	-	-
Net changes in income taxes	(20,810)	25,419	20,613
Accretion of discount	25,553	44,279	65,863
Net changes in timing of production and other	(17,417)	(22,763)	(4,149)
Standardized measure of discounted future net cash flows at the end of the period	$347,402	$251,812	$458,350