Form 10-Q
period 2022-03-31
Falcon Minerals Corp
filed 2022-05-09
CIK 1703785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, there were 47,117,505 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and there were 39,387,782 shares of the registrant’s Class C common stock, par value of $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$2,921	$2,768
Account receivable	11,844	10,018
Prepaid expenses	856	1,220
Total current assets	15,621	14,006
Royalty interests in oil and natural gas properties, net of accumulated amortization of $163,102 and $159,678 respectively	190,120	193,544
Property and equipment, net	296	322
Deferred tax asset, net	51,655	52,135
Other assets	1,344	1,834
Total assets	$259,036	$261,841
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$6,463	$3,471
Other current liabilities	199	502
Total current liabilities	6,662	3,973
Credit facility	38,000	40,000
Warrant liability	8,225	3,036
Other non-current liabilities	415	576
Total liabilities	53,302	47,585
Commitments and contingencies (See Note 14)
Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 47,106,218 and 47,013,958 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Class C common stock, $0.0001 par value; 120,000,000 shares authorized; 39,387,782 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Additional paid in capital	121,349	121,029
Non-controlling interests	82,697	83,586
Retained earnings	1,679	9,632
Total shareholders' equity	205,734	214,256
Total liabilities and shareholders' equity	$259,036	$261,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Oil and gas sales	$21,828	$14,216
Lease bonus and other income	779	-
Loss on commodity derivative instruments	(302)	(1,712)
Total revenue	22,305	12,504
Operating expenses:
Production and ad valorem taxes	1,365	810
Marketing and transportation	374	391
Amortization of royalty interests in oil and natural gas properties	3,424	3,187
General, administrative, and other	5,865	3,436
Total operating expenses	11,028	7,824
Operating income	11,277	4,680
Other income (expense):
Change in fair value of warrant liability	(5,189)	(3,202)
Other income	13	13
Interest expense	(493)	(487)
Total other income (expense)	(5,669)	(3,676)
Income before income taxes	5,608	1,004
Provision for income taxes	1,820	459
Net income:	3,788	545
Net income attributable to non-controlling interests	(4,917)	(1,952)
Net loss attributable to common shareholders	$(1,129)	$(1,407)

Loss per common share:
Common shares - basic and diluted	$(0.03)	$(0.03)
Weighted average number of shares outstanding:
Common shares - basic and diluted	47,048	46,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2022	2021
Cash flow from operating activities:
Net income	$3,788	$545
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty interests in oil and natural gas properties	3,424	3,187
Depreciation of property and equipment	26	26
Amortization of debt issuance costs	168	168
Amortization of right-of-use assets	188	129
Unrealized (gain) loss on commodity derivative instruments	(250)	583
Change in fair value of warrant liability	5,189	3,202
Stock-based compensation	390	972
Deferred income taxes	480	459
Changes in operating assets and liabilities
Accounts receivable	(1,826)	(2,831)
Prepaid expenses	364	24
Other assets	134	-
Accounts payable and accrued expenses	2,992	(302)
Other liabilities	(214)	(151)
Net cash provided by operating activities	14,853	6,011
Cash flows from investing activities:	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from credit facility	3,000	4,000
Repayments of long-term debt	(5,000)	(3,300)
Dividends paid	(6,824)	(3,458)
Distributions to non-controlling interests	(5,806)	(3,000)
Distribution equivalent rights paid	(70)	(50)
Net cash used in financing activities	(14,700)	(5,808)
Net increase (decrease) in cash and cash equivalents	153	203
Cash and cash equivalents, beginning of period	2,768	2,724
Cash and cash equivalents, end of period	$2,921	$2,927
Supplemental disclosure of cash flow information:
Cash paid for interest	$325	$319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FALCON MINERALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2020	46,107	$5	40,000	$4	$121,053	$88,637	$18,702	$228,401
Vested restricted stock grants	78	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	972	-	-	972
Distribution equivalent rights paid	-	-	-	-	(50)	-	-	(50)
Distributions to non-controlling interests	-	-	-	-	-	(3,000)	-	(3,000)
Dividends to shareholders ($0.075 per share)	-	-	-	-	-	-	(3,458)	(3,458)
Net income (loss)	-	-	-	-	-	1,952	(1,407)	545
Balance at March 31, 2021	46,185	$5	40,000	$4	$121,975	$87,589	$13,837	$223,410

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non-controlling interests	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2021	47,014	$5	39,388	$4	$121,029	$83,586	$9,632	$214,256
Vested restricted stock grants	92	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	390	-	-	390
Distribution equivalent rights paid	-	-	-	-	(70)	-	-	(70)
Distributions to non-controlling interests	-	-	-	-	-	(5,806)	-	(5,806)
Dividends to shareholders ($0.145 per share)	-	-	-	-	-	-	(6,824)	(6,824)
Net income (loss)	-	-	-	-	-	4,917	(1,129)	3,788
Balance at March 31, 2022	47,106	$5	39,388	$4	$121,349	$82,697	$1,679	$205,734

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

On July 26, 2017, the Company consummated an Initial Public Offering (“IPO”) issuing units consisting of common shares and warrants (“Unit”).  Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”), totaling 13,750,000 Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an initial exercise price of $11.50, subject to adjustment.

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

The Company’s assets, via its controlling interest in OpCo, consist of royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests, or ORRIs (collectively, “Royalties”), underlying approximately 256,000 gross unit acres that are concentrated in what the Company believes is the “core-of-the-core” of the liquids-rich condensate region of the Eagle Ford Shale in Karnes, DeWitt and Gonzales Counties, Texas. The company owns additional assets of approximately 95,000 gross unit acres in Pennsylvania, Ohio and West Virginia which is prospective for the Marcellus Shale.

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

The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K that the Company filed with the SEC on March 11, 2022.

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

Accounts Receivable

The Company’s accounts receivable balance results primarily from operators’ sales of oil and natural gas to their customers. Accounts receivable are recorded at the contractual amounts and do not bear interest. The Company reserves for specific accounts receivables when it is probable that all or a part of an outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful.  As of March 31, 2022, and December 31, 2021, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

Derivative instruments are recognized at fair value.  If a right of offset exists under master netting arrangements and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the consolidated balance sheets.  The Company does not specifically designate derivative instruments as fair value or cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices; therefore, gains and losses arising from changes in the fair value of the derivative instruments are recognized on a net basis in the accompanying consolidated statements of operations within Loss on commodity derivative instruments.

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

We review and evaluate our royalty interests in oil and natural gas properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. There was no such impairment of proved oil and natural gas properties for the three months ended March 31, 2022 or 2021.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The fair value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three months ended March 31, 2022 and 2021.

Upon the sale of a complete depletable unit, the book value thereof, less proceeds or salvage value, is charged to income. Upon the sale or retirement of an individual well, or an aggregation of interests which make up less than a complete depletable unit, the proceeds are credited to accumulated depreciation, depletion and amortization (“DD&A”), unless doing so would significantly alter the DD&A rate of the depletable unit, in which case a gain or loss would be recorded.

Debt Issuance Costs

Other assets include capitalized financing costs of $0.9 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively. The costs are associated with the Company’s credit agreement and are being amortized over the term of the credit agreement.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments. The Company’s Public Warrants also approximate their fair value because the publicly quoted prices on active, liquid, and visible markets such as stock exchanges (Level 1). Because the Credit Facility (as defined in “Note 6 – Debt – Falcon Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2). The Company’s commodity derivative instruments are classified within Level 2.  The fair values of the Company’s commodity derivative instruments are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.  The Company’s Private Placement Warrant liability is classified within Level 3 due to the significant unobservable inputs utilized in determining the fair value.  See “Note 7 – Warrants” for further information on the Public and Private Placement Warrants.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, operator statements for certain oil, natural gas and NGLs sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the operator. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and NGLs contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

Income Taxes

The Company, under ASC 740, uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedients and exceptions, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The standard was effective upon issuance and generally can be applied through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This standard clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. Management has elected to apply these updates subsequent to March 12, 2020 but has not elected to apply this update as of March 31, 2022. Management is currently evaluating the impact of the above guidance but does not expect this update to have a material impact on the Company's financial statements.

Note 3—Leases

Substantially all of the Company’s leases are long-term operating leases with fixed payment terms and will terminate at various dates through February 2025. The Company’s right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments.

ROU assets are recognized at commencement date and consist of the present value of the remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives.  Operating lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term.  The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.  Since the Company’s leases do not provide an implicit rate that can readily be determined, the Company used a discount rate based on its incremental borrowing rate, which is determined by the information available in our Credit Facility.  The incremental borrowing rate reflects the estimated rate of interest the Company would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

Our lease obligations are primarily comprised of the main office spaces used for operations and are recorded as general, administrative, and other expenses in the consolidated statements of operations.  As of March 31, 2022, our lease obligations were classified as operating leases.  The Company’s rental costs associated with these office spaces for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.  As of March 31, 2022, the weighted average remaining lease term is 2.9 years and the weighted average discount rate is 4.32%.

As of March 31, 2022, the Company had ROU assets of $0.3 million recorded as Other Assets, $0.2 million of corresponding obligations recorded as Other Current Liabilities and $0.4 million of corresponding obligations recorded as Other Liabilities on the Company’s condensed consolidated balance sheet.

As of March 31, 2022, the undiscounted cash flows for operating lease liabilities are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Lease obligations	$658	$167	$225	$228	$38	$-	$-
Total	$658	$167	$225	$228	$38	$-	$-

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

As of March 31, 2022, the Company’s did not have any open derivative contracts. A fixed price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  A costless collar contract between the Company and the counterparty specifies a floor and a ceiling commodity price over a specified period for a contracted volume.  The Company has not designated any of its contracts as fair value or cash flow hedges.  Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change.  All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statements of operations.  Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets.

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

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets.  While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate.  The evaluation includes reviewing a counterparty’s credit rating and latest financial information.  As of March 31, 2022, the Company did not have any open derivative contracts and therefore has not engaged any counterparties.

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

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of March 31, 2022 and December 31, 2021 (in thousands):

As of March 31, 2022
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$-	$-	$-
Long-term asset	Other assets	-	-	-
Total assets		$-	$-	$-
Liabilities:
Current liability	Other current liabilities	$-	$-	$-
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$-	$-	$-

As of December 31, 2021
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$217	$(217)	$-
Long-term asset	Other assets	-	-	-
Total assets		$217	$(217)	$-
Liabilities:
Current liability	Other current liabilities	$467	$(217)	$250
Long-term liability	Other non-current liabilities	-	-	-
Total liabilities		$467	$(217)	$250

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Unrealized gain (loss) of open non-hedge derivative instruments	$250	$(583)
Realized loss on settlement of non-hedge derivative instruments	(552)	(1,129)
Gain (loss) on commodity derivative instruments	$(302)	$(1,712)

Note 5—Oil and Natural Gas Interests

Oil and natural gas interest include the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Oil and natural gas interests:
Subjection to depletion	$325,948	$325,512
Not subjection to depletion	27,274	27,710
Gross oil and natural gas interests	353,222	353,222
Accumulated depletion and impairment	(163,102)	(159,678)
Oil and natural gas interests, net	$190,120	$193,544

Note 6—Debt

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of March 31, 2022, OpCo had borrowings of $38.0 million under the Credit Facility at an interest rate of 2.96% and $32.0 million available for future borrowings under the Credit Facility. Unamortized deferred issuance costs were $0.9 million as of March 31, 2022 and are being amortized over the remaining term of the Credit Facility.

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

As of March 31, 2022, OpCo was in compliance with such covenants.

Note 7—Warrants

In July 2017, the Company consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant.  Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at the initial price of $11.50 per share. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $0.50, it is categorized as an Extraordinary Dividend.  Extraordinary Dividends reduce, penny for penny, the exercise price of the Company’s warrants.  For the quarters ended June 30, 2019, September 30, 2019, and December 31, 2021, the Company paid Extraordinary Dividends of $0.12, $0.04 and $0.05, respectively.  Accordingly, the exercise price of the Company’s warrants was reduced to $11.38 after the Extraordinary Dividend paid for the quarter ended June 30, 2019, reduced to $11.34 after the Extraordinary Dividend paid for the quarter ended September 30, 2019 and further reduced to $11.29 after the Extraordinary Dividend paid for the quarter ended December 31, 2021.  Subsequent to the quarter ended March 31, 2022, the exercise price of the Company’s warrants will be further reduced to $11.21 after the Extraordinary Dividend is paid in May 2022. The Public Warrants will expire five years after the closing of the deSPAC Transactions or earlier upon redemption or liquidation.  The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders.  However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Upon closing of the IPO, the Sponsor purchased an aggregate of 7,500,000 warrants at a price of $1.00 per warrant.  Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.21.  The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract.  Therefore, the Warrants were recorded at fair value upon issuance and remeasured at each reporting period with the change in fair value recorded in the statements of operations.  As of March 31, 2022 and December 31, 2021, there were 13,749,998  Public Warrants outstanding for each period.  As of March 31, 2022 and December 31, 2021, there were 7,500,000 Private Placement Warrants outstanding for each period.  The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period.  The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 was $5.2 million and $1.9 million, respectively.  The Private Placement Warrants were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

	2022	2021
Stock price	$6.74	$4.49 - $5.08
Volatility	50.8%	61.2% - 65.2%
Risk-free rate	1.88%	0.24% - 0.28%
Dividend yield	8.51%	6.63% - 12.57%
Term	1.4 years	1.9 - 2.4 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended
	March 31,
	2022	2021
Balance at January 1	$1,125	$1,500
Increase (decrease) in fair value	1,875	1,650
Balance at March 31	$3,000	$3,150

Note 8—Shareholders’ Equity and Dividends

Shares Outstanding

The Company is a holding company whose sole material operating asset consists of its interest in OpCo.

The following table summarizes the changes in the outstanding stock and warrants through March 31, 2022.

	Class A Common Stock	Class C Common Stock	Warrants
Beginning Balance at December 31, 2021	47,013,958	39,387,782	21,249,998
Restricted stock grant vesting	92,260	-	-
Shares outstanding at March 31, 2022	47,106,218	39,387,782	21,249,998

Preferred Stock – At March 31, 2022, there were no shares of preferred stock issued or outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Class A Common Stock – At March 31, 2022, there were 47,106,218 shares of Class A Common Stock issued and outstanding. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. The Company is authorized to issue 240,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

Class C Common Stock – At March 31, 2022, there were 39,387,782 shares of Class C Common Stock issued and outstanding. Class C Common Stock was issued to the Contributors in connection with the de SPAC Transactions and are non-economic but entitle the holder to one vote per share. The Company is authorized to issue 120,000,000 shares of Class C Common Stock with a par value of $0.0001 per share.

In connection with the de SPAC Transactions, the Company issued 40,000,000 OpCo Common Units to the Contributors. The OpCo Common Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of OpCo Common Units for shares of Class A Common Stock, a corresponding number of shares of

Class C Common Stock held by such holder will be cancelled.  During the year ended December 31, 2021, 612,218 OpCo Common Units and shares of Class C Common Stock were redeemed for shares of Class A Common Stock.

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

Noncontrolling Interest

The Company owns 100% of the general partner interests and 54% of the limited partner interests of OpCo and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company.  Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the three months ended March 31, 2022 and 2021, $5.8 million and $3.0 million, respectively, of distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the quarterly dividends related to the Company’s quarterly financial results:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
March 31, 2022	$0.1800	$8,479,119	May 31, 2022	May 18, 2022
December 31, 2021	$0.1450	$6,823,918	March 9, 2022	February 28, 2022
September 30, 2021	$0.1550	$7,190,332	December 8, 2021	November 23, 2021
June 30, 2021	$0.1500	$6,956,511	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,620,937	June 8, 2021	May 25, 2021

Note 9—Share-Based Compensation

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

We utilized a lattice model pricing model to measure the fair value of the PSUs.  The derived service period equals the median time to achieve the hurdle in all simulations where the hurdle was achieved.  Volatility assumptions are based on the average historical volatility of Falcon stock over the derived service period of the PSU.  The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant over the derived service period of the PSU.  The dividend yield is based on an annual dividend yield, taking into account historical dividends, over the derived service period of the PSU. The Company did not issue any new PSUs during the three months ended March 31, 2022.   The Company used the following weighted average assumptions to estimate the grant date fair value of the PSUs granted during the three months ended March 31, 2021:

2021
Stock price	$3.97
Volatility	68.6%
Risk-free rate	0.30%
Dividend yield	6.50%
Derived service period	3.00 years

The following table summarizes the activity in our unvested RSAs and PSUs for the three months ended March 31, 2022:

		Weighted Average	Performance	Weighted Average
	Restricted	Grant-Date	Stock	Grant-Date
	Stock	Fair Value	Units	Fair Value
Unvested at December 31, 2021	529,397	$4.07	927,818	$1.82
Granted	-	$-	-	$-
Vested	(92,260)	$3.13	-	$-
Forfeited	-	$-	-	$-
Unvested at March 31, 2022	437,137	$4.27	927,818	$1.82

For the three months ended March 31, 2022 and 2021, the Company recorded expense of $0.4 million and $1.0 million respectively, of share-based compensation, which is included in general, administrative, and other expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of unvested RSAs and PSUs was $1.8 million at March 31, 2022.  These costs are expected to be recognized as expense over a weighted average period of 1.5 years. For the three months ended March 31, 2022 and 2021, the Company paid $0.1 million and less than $0.1 million, respectively, related to DERs of RSA holders.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders - basic	$(1,129)	$(1,407)
Less: Earnings allocated to participating securities	(65)	-
Net loss attributable to common stockholders - diluted	$(1,194)	$(1,407)

Denominator:
Weighted average shares outstanding - basic	47,048	46,125
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	47,048	46,125

Net loss per common share - basic and diluted	$(0.03)	$(0.03)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Warrants	21,250	21,250
Class C common shares	39,388	40,000
Total	60,638	61,250

Diluted net income per share also excludes the effects of OpCo Common Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, and the PSUs because each are considered contingently issuable shares and the conditions for issuance were not satisfied as of March 31, 2022.

Note 11—Income Taxes

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

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax expense of $1.8 million and $0.5 million, respectively.

As of March 31, 2022 and December 31, 2021, the Company had $51.7 million and $52.1 million, respectively, of net deferred tax assets net of valuation allowances. These net deferred tax assets relate to oil and gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At March 31, 2022 and December 31, 2021, the Company had $0 million and $0.4 million of prepaid income taxes, respectively.

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

Hepco Capital Management, LLC

Hepco Capital Management, LLC (“Hepco Capital”), of which Company officer Jeffrey Brotman is also a director and officer, and its affiliates share certain employees and office space and reimburses the Company for a proportionate amount of the shared expenses on a monthly basis. For the three months ended March 31, 2022 and 2021, the Company was reimbursed less than $0.1 million during each period under this agreement.

Royal Resources L.P.

Royal, which owns 35.2 million shares of the Class C Common Stock of the Company, as well as 35.2 million OpCo Common Units, entered into a Master Service Agreement (“MSA”) with the Company in December 2018.  Under the MSA, the Company provides certain management services to Royal.  For the three months ended March 31, 2022 and 2021, the Company received $0.1 million and less than $0.1 million, respectively, under this agreement.

Note 13—Major Operators

The following table presents the percentage of revenues with the Company’s significant operators (those that have accounted for 10% or more of the Company’s revenues in a given period) for the periods indicated:

	% of Revenues
	Three Months Ended
	March 31,
	2022	2021
ConocoPhillips	51%	62%
EOG Resources	19%	16%
Devon	13%	11%
Total	83%	89%

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

Litigation Relating to the Merger

On March 2, 2022, a purported Falcon stockholder filed a lawsuit entitled Huth v. Falcon Minerals Corporation, Case No. 22-cv-01754, in the United States District Court for the Southern District of New York against Falcon and the members of the Falcon Board (the “Huth Case”). On March 4, 2022, a purported Falcon stockholder filed a lawsuit entitled Newman v. Falcon Minerals Corporation, Case No. 22-cv-01203, in the United States District Court for the Eastern District of New York against Falcon and the members of the Falcon Board (the “Newman Case” and, together with the Huth Case, the “Federal Cases”). On March 15, 2022, a purported Falcon stockholder filed a class action lawsuit, entitled Allen v. Falcon Minerals Corporation, Case No. 2022-0248-MTZ, in the Court of Chancery of the State of Delaware on behalf of Class A stockholders of Falcon against the members of the Falcon Board, Desert Peak and Falcon OpCo (the “Delaware Case”).

Each lawsuit alleges that the proxy statement filed by Falcon with the SEC on February 9, 2022 in connection with the proposed Merger omits material information with respect to the Merger. The Federal Cases allege that these omissions render the proxy statement false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The Delaware Case alleges that the defendants breached their fiduciary duties by failing to disclose all material information in the proxy statement. Each plaintiff seeks, among other things, injunctive relief until the defendants thereto disclose the alleged omitted material information.

Falcon and Desert Peak each believe that the claims asserted in these lawsuits are without merit and intend to defend vigorously against all claims asserted. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

Note 15—Subsequent Events

Cash Dividends

In May 2022, the Company declared a quarterly cash dividend of $0.18 per share of Class A Common Stock totaling approximately $8.5 million for all shares of Class A Common Stock outstanding. The dividend is for the period from January 1, 2022 through March 31, 2022.  The dividend is payable on May 31, 2022 to all Class A shareholders of record on May 18, 2022.

OpCo Distribution

In May 2022, OpCo declared distributions totaling $17.4 million to its unitholders, of which $9.5 million will be distributed to the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to execute our business strategies;
•	the possibility that the Merger is not consummated in a timely manner or at all;
•

the diversion of management in connection with the Merger and Falcon’s ability to successfully integrate Desert Peak’s operations and achieve or realize fully or at all the anticipated benefits, savings or growth of the Merger;

•

the impact of the announcement of the Merger on relationships with third parties, including commercial counterparties, employees and competitors, and risks associated with the loss and ongoing replacement of key personnel;

•	Falcon’s, Desert Peak’s and the Post-Combination Company’s respective abilities to execute their respective business strategies;
•

changes in general economic conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia;

•

the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including the armed conflict in Ukraine and the potential destabilizing effects such conflict may pose for the global oil and natural gas markets, and the ability of such producers to agree to  and maintain oil price and production controls;

•

the effect of change in commodity prices, including volatility of realized oil and natural gas prices, as a result of the Russian invasion of Ukraine that has led to significant armed hostilities and a number of severe economic sanctions on Russia or otherwise;

•	the level of production on our properties;
•	regional supply and demand factors, delays, or interruptions of production;
•	our ability to replace our oil and natural gas reserves;
•	our ability to identify, complete and integrate acquisitions of properties or businesses;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of our operators to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we invest;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on the use of water;
•	the availability of transportation facilities;
•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;
•	future operating results;

•	risk related to our hedging activities;
•	exploration and development drilling prospects, inventories, projects, and programs;
•	weather conditions, natural disasters and other matters beyond our control;
•	operating hazards faced by our operators; and
•	the ability of our operators to keep pace with technological advancements.

For additional information regarding known material factors that could affect our operating results and performance, please read the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2022. Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, actual results and plans could different materially from those expressed in any forward-looking statements.

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

You should read the following discussion of our historical performance, financial condition, and future prospects in conjunction with our unaudited financial statements and accompanying notes included herein and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 11, 2022. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” beginning on page 18 of our Annual Report on Form 10-K filed with the SEC on March 11, 2022.

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

Business Environment

COVID-19 Pandemic and Market Conditions

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

The impact of recent developments in Ukraine

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses, and individuals. This conflict, and the resulting sanctions, has contributed to significant increases and volatility in the price for oil and natural gas, with the posted price for WTI reaching a high of $123.64 per barrel. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition.

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

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of March 31, 2022, our Royalties represented the right to receive an average of 1.23% from the producing wells on the underlying acreage at the sales price received by our operators net of any applicable post-production expenses and taxes. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, NGLs and natural gas prices have historically been volatile therefore, from time to time, we have entered into derivative instruments to partially mitigate the impact of commodity price volatility on our cash generated from operations. Such instruments may include variable-to-fixed-price swaps, fixed price contracts, costless collars, and other contractual agreements.  The impact of these derivative instruments could affect the amount of revenue we ultimately realize.  We intend to continuously monitor the production from our assets and the commodity price environment, and will, from time to time, add additional hedges in the future.  We do not enter into derivative instruments for speculative purposes.  As of March 31, 2022, the Company did not have any open derivative contracts.

During the three months ended March 31, 2022, West Texas Intermediate monthly average posted prices for crude oil ranged from $82.98 to $108.26 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $4.02 to $6.27 per MMBtu.  During the year ended December 31, 2021, West Texas Intermediate monthly average posted prices that ranged from $52.10 to $81.22 per Bbl and the NYMEX monthly settlement price of natural gas ranged from $2.47 to $6.20 per MMBtu.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended
	March 31,
	2022	2021
Royalty Income:
Oil sales	70%	73%
Natural gas sales	18%	19%
Natural gas liquids sales	9%	8%
Lease bonus	3%	0%
Total	100%	100%

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

The following table sets forth the average realized prices for oil, natural gas and NGLs for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Oil (Bbls)	$94.85	$56.69
Natural gas (Mcf)	$4.58	$3.24
Natural gas liquids (Bbls)	$34.99	$23.70

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

Overview of Our Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated (in thousands, except production data).

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Oil and gas sales	$21,828	$14,216
Lease bonus and other income	779	-
Loss on commodity derivative instruments	(302)	(1,712)
Total revenue	22,305	12,504
Expenses:
Production and ad valorem taxes	1,365	810
Marketing and transportation	374	391
Amortization of royalty interests in oil and natural gas properties	3,424	3,187
General, administrative, and other	5,865	3,436
Total operating expenses	11,028	7,824
Operating income	11,277	4,680
Other income (expense):
Change in fair value of warrant liability	(5,189)	(3,202)
Other income	13	13
Interest expense	(493)	(487)
Total other income (expense)	(5,669)	(3,676)
Income before income taxes	5,608	1,004
Provision for income taxes	1,820	459
Net income:	3,788	545
Net income attributable to non-controlling interests	(4,917)	(1,952)
Net loss attributable to common shareholders	$(1,129)	$(1,407)
Other Financial Data:
Adjusted EBITDA (1)	$18,093	$9,583

(1)

Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA as well as a reconciliation of net income to Adjusted EBITDA, please see “—Adjusted EBITDA” below.

	Three Months Ended
	March 31,
	2022	2021
Production Data:
Oil (Bbls)	167,191	181,553
Natural gas (McF)	874,438	849,408
Natural gas liquids (Bbls)	56,081	47,308
Combined volumes (BOE)	369,012	370,428
Average daily combined volume (BOE/d)	4,100	4,116
% Oil	45%	49%

Average sales prices:
Oil (Bbls)	$94.85	$56.69
Natural gas (Mcf)	$4.58	$3.24
Natural gas liquids (Bbls)	$34.99	$23.70
Combined per (BOE)	$59.15	$38.24

Average Costs ($/BOE):
Production and ad valorem taxes	$3.70	$2.19
Marketing and transportation expense	$1.01	$1.06
General and administrative	$15.89	$9.28
Interest expense, net	$1.34	$1.31
Depletion	$9.28	$8.60

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

Oil and Gas Revenues

Oil and gas revenues increased $7.6 million, or 54%, to $21.8 million for the three months ended March 31, 2022, from $14.2 million for the three months ended March 31, 2021. The increase in oil and gas revenues was attributable to a 67% increase in realized oil prices and a 41% increase in realized natural gas prices. We received an average price of $94.85 per Bbl of oil and $4.58 per Mcf of natural gas sold in the three months ended March 31, 2022 compared to $56.69 per Bbl of oil and $3.24 per Mcf of natural gas sold during the three months ended March 31, 2021.  The Company also had an increase of $0.8 million in lease bonus revenue during the three months ended March 31, 2022 compared to the same period during 2021.  For the three months ended March 31, 2022, the loss from our commodity derivative instruments decreased $1.4 million compared to the three months ended March 31, 2021.

Production and Ad Valorem Taxes

Production and ad valorem taxes increased $0.6 million, or 69%, to $1.4 million for the three months ended March 31, 2022, from $0.8 million for the three months ended March 31, 2021. The increase in production and ad valorem taxes was attributable to the increase in realized oil and natural gas pricing.  As a percentage of revenue, production and ad valorem taxes were 6% and 6%, respectively, for the three months ended March 31, 2022 and 2021, respectively.

Marketing and Transportation Expense

Marketing and transportation expense decreased by less than $0.1 million, or 4%, to $0.4 million for the three months ended March 31, 2022, from $0.4 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, as a percentage of revenue, marketing and transportation expense was 2% and 3%, respectively.

Amortization of Royalty Interests in Oil and Gas Properties Expense

Amortization of royalty interests in oil and gas properties expense increased $0.2 million, or 7%, to $3.4 million for the three months ended March 31, 2022, from $3.2 million for the three months ended March 31, 2021. The increase in amortization of royalty interests in oil and gas properties expense was primarily attributable to the impact of higher depletion rates.  The higher depletion rates were primarily driven by decreases in estimated proved developed producing reserve quantities in the Eagle Ford as adjusted in our 2021 year-end reserve reports.

General, Administrative and Other Expense

General, administrative, and other expense increased $2.4 million, or 71%, to $5.9 million for the three months ended March 31, 2022, from $3.2 million for the three months ended March 31, 2021. The increase in general, administrative, and other expense was primarily attributable to an increase of $3.1 million of transaction expenses related to the Desert Peak Minerals transaction partially offset by a decrease in stock based compensation of $0.6 million.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability was $2.0 million to a loss of $5.2 million for the three months ended March 31, 2022, from a loss of $3.2 million for the three months ended March 31, 2021.  The change in the fair value of the warrant liability was primarily attributable to the increase in the market price of the Public Warrants as well as a corresponding increase in the fair value of the Private Placement Warrants.

Interest Expense

Interest expense increased by less than $0.1 million to $0.5 million for the three months ended March 31, 2022, from $0.5 million for the three months ended March 31, 2021.  The increase in interest expense was attributable to a higher average interest rate.

Income Taxes

Income tax expense increased by $1.4 million for the three months ended March 31, 2022, from an income tax expense of $0.5 million for the three months ended March 31, 2021. The increase in income taxes was attributable to an increase in taxable income due to an increase in realized commodity prices.

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

We define Adjusted EBITDA as net income before interest expense, net, depletion expense, provision for income taxes, unrealized gains and losses on commodity derivative instruments, change in fair value of warrant liability, non-recurring transaction costs, and non-cash equity-based compensation. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended
	March 31,
	2022	2021
Net income	$3,788	$545
Interest expense, net	493	487
Depletion	3,424	3,187
Depreciation	26	26
Income tax expense	1,820	459
Unrealized (gain) loss on commodity derivative instruments	(250)	583
Change in fair value of warrant liability	5,189	3,202
Share-based compensation	390	972
Non-recurring transaction costs	3,213	122
Adjusted EBITDA	$18,093	$9,583

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

The following table presents cash dividends approved by the Board of Directors for the periods presented below:

Quarter Ended	Total Quarterly Dividend Per Class A Common Share	Total Cash Dividends	Payment Date	Stockholders Record Date
March 31, 2022	$0.1800	$8,479,119	May 31, 2022	May 18, 2022
December 31, 2021	$0.1450	$6,823,918	March 9, 2022	February 28, 2022
September 30, 2021	$0.1550	$7,190,332	December 8, 2021	November 23, 2021
June 30, 2021	$0.1500	$6,956,511	September 8, 2021	August 25, 2021
March 31, 2021	$0.1000	$4,620,937	June 8, 2021	May 25, 2021

Indebtedness

Falcon Credit Facility

On the Closing Date, OpCo entered into a credit facility with Citibank, N.A., as administrative agent and collateral agent for the lenders from time-to-time party thereto (the “Credit Facility”). The Credit Facility provides for a maximum credit amount of $500.0 million and a borrowing base based on its oil and natural gas reserves and other factors which is currently $70.0 million, subject to scheduled semi-annual and other borrowing base redeterminations and expires on the fifth anniversary of the Closing Date. As of March 31, 2022, OpCo had borrowings of $38.0 million under the Credit Facility at an interest rate of 2.96% and $32.0 million available for future borrowings under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants, and events of default. As of March 31, 2022, OpCo was in compliance with such covenants. The negative covenants include restrictions on OpCo’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, and make distributions.

Cash Flows

The following table presents our cash flows for the periods indicated (in thousands).

	For the Three Months Ended March 31,
	2022	2021
Net cash flows provided by (used in):
Operating activities	$14,853	$6,011
Investing activities	-	-
Financing activities	(14,700)	(5,808)

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

The increase in cash flow provided by operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily related to a 67% increase in realized oil prices, and a 41% increase in natural gas realized prices.  In addition, the Company experienced an increase in working capital primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payable and accrued expenses as well as additional accrued severance expenses.

Investing activities

Investing activities are primarily related to the acquisition and disposition of oil and natural gas interests.

Financing activities

Cash used in financing activities for the three months ended March 31, 2022 was $14.7 million, which was primarily related to distributions and dividends totaling $12.6 million and net repayments under our Credit Facility of $2.0 million.  Repayment of the borrowings under our Credit Facility was paid from cash flow generated by our operations during the period. Cash used in financing activities for the three months ended March 31, 2021 was $5.8 million, primarily related to distributions and dividends totaling $6.5 million partially offset by a net increase in borrowings under our Credit Facility of $0.7 million.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue Concentration Risk

We are subject to risk resulting from the concentration of oil and gas revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the three months ended March 31, 2022, we received approximately 51%, 19%, and 13% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. For the three months ended March 31, 2021, we received approximately 62%, 16%, and 11% of our revenue from ConocoPhillips, EOG Resources, and Devon, respectively. We did not require collateral and did not believe the loss of any single operator would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2022, we had total borrowings under our Credit Facility of $38.0 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Relating to the Merger

On March 2, 2022, a purported Falcon stockholder filed a lawsuit entitled Huth v. Falcon Minerals Corporation, Case No. 22-cv-01754, in the United States District Court for the Southern District of New York against Falcon and the members of the Falcon Board (the “Huth Case”). On March 4, 2022, a purported Falcon stockholder filed a lawsuit entitled Newman v. Falcon Minerals Corporation, Case No. 22-cv-01754, in the United States District Court for the Eastern District of New York against Falcon and the members of the Falcon Board (the “Newman Case” and, together with the Huth Case, the “Federal Cases”). On March 15, 2022, a purported Falcon stockholder filed a class action lawsuit, entitled Allen v. Falcon Minerals Corporation, Case No. 2022-0248-MTZ, in the Court of Chancery of the State of Delaware on behalf of Class A stockholders of Falcon against the members of the Falcon Board, Desert Peak and Falcon OpCo (the “Delaware Case”).

Each lawsuit alleges that the proxy statement filed by Falcon with the SEC on February 9, 2022 in connection with the proposed Merger omits material information with respect to the Merger. The Federal Cases allege that these omissions render the proxy statement false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The Delaware Case alleges that the defendants breached their fiduciary duties by failing to disclose all material information in the proxy statement. Each plaintiff seeks, among other things, injunctive relief until the defendants thereto disclose the alleged omitted material information.

Falcon and Desert Peak each believe that the claims asserted in these lawsuits are without merit and intend to defend vigorously against all claims asserted. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K which was filed with the SEC on March 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K which was filed with the SEC on March 11, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

2.1

Agreement and Plan of Merger, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Falcon Minerals Operating Partnership, LP, Ferrari Merger Sub A LLC, and DPM HoldCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed January 12, 2022).

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

10.1

Falcon Support Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, DPM Holdco, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed January 12, 2022).

10.2

Registration Rights Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, certain of the Company’s stockholders and the DPM Members (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed January 12, 2022).

10.3

Director Designation Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, the DPM Members and Royal Resources L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-38158) filed January 12, 2022).

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

FALCON MINERALS CORPORATION

Date: May 9, 2022	By:	/s/ Bryan C. Gunderson
Bryan C. Gunderson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Matthew B. Ockwood
Matthew B. Ockwood
Chief Financial Officer
(Principal Financial Officer)