Form 10-Q
period 2022-06-30
Sitio Royalties Corp.
filed 2022-08-08
CIK 1703785

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38158

Sitio Royalties Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-0820780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 Lawrence Street, Suite 1750 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 640-7620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	STR	New York Stock Exchange
Warrants to purchase Class A common stock	STR WS	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2022, there were 12,700,770 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, issued and outstanding and there were 71,140,064 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, issued and outstanding.

i

Glossary of Terms

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the crude oil and natural gas industry:

ABR or Alternate Base Rate. A fluctuating borrowing rate per annum equal to the greatest of (a) the Prime Rate in effect on such day as publicly announced from time to time by the Administrative Agent, (b) the Federal Funds Rate in effect on such day plus one half of 1.0% and (c) Term SOFR plus 1.00% and (d) 1.00%.

Barrel or bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this quarterly report in reference to crude oil or other liquid hydrocarbons.

Basin. A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

Bbl/d. Bbl per day.

Board. The Sitio Royalties Corp. Board of Directors

BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of crude oil. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

BOE/d. BOE per day.

British Thermal Unit or Btu. The quantity of heat required to raise the temperature of one pound of water by one-degree Fahrenheit.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Crude oil. Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.

Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing crude oil, natural gas and NGLs. For a complete definition of development costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(7).

Development project. The means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

Differential. An adjustment to the price of crude oil, natural gas or natural gas liquids from an established spot market price to reflect differences in the quality and/or location of crude oil or natural gas.

Drilled but uncompleted well or DUC. A well that an operator has spud but has not yet begun hydraulic fracturing or completion operations.

Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Economically producible. The term economically producible, as it relates to a resource, means a resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. For a complete definition of economically producible, refer to the SEC’s Regulation S-X, Rule 4-10(a)(10).

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations. For a complete definition of field, refer to the SEC’s Regulation S-X, Rule 4-10(a)(15).

Formation. A layer of rock that has distinct characteristics that differs from nearby rock.

GAAP. Generally accepted accounting principles in the United States.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a mineral or royalty interest is owned.

Horizontal drilling. A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

MBbl. Thousand barrels of crude oil or other liquid hydrocarbons.

MBOE. One thousand BOE.

Mcf. One thousand cubic feet of natural gas.

Mcf/d. Mcf per day.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

Natural Gas Liquids or NGLs. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline.

Net revenue interest. The net royalty, overriding royalty, production payment and net profits interests in a particular tract or well.

Net royalty acres or NRAs. Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest.

Net wells. The number of wells net to our mineral and royalty interests. A net well is deemed to exist when the sum of fractional mineral and royalty interest in gross wells equals one. The number of net wells is the sum of the fractional mineral and royalty interests in gross wells.

Operator. The individual or company responsible for the development and/or production of a crude oil or natural gas well or lease.

Overriding Royalty Interests or ORRIs. Royalty interests that burden working interests and represent the right to receive a fixed percentage of production or revenue from production (free of operating costs) from a lease. Overriding royalty interests remain in effect until the associated leases expire.

Play. A geographic area with hydrocarbon potential.

Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating expenses of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. For a complete definition of production costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(20).

Prospect. A specific geographic area that, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved reserves. Those quantities of crude oil, natural gas and NGLs that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the E&P operator must be reasonably certain that it will commence the project within a reasonable time. For a complete definition of proved crude oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

Proved undeveloped reserves or PUDs. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time.

Realized price. The cash market price less all expected quality, transportation and demand adjustments.

Reasonable certainty. A high degree of confidence that quantities will be recovered. For a complete definition of reasonable certainty, refer to the SEC’s Regulation S-X, Rule 4-10(a)(24).

Reserves. Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Resources. Quantities of crude oil, natural gas and NGLs estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

Royalty. An interest in a crude oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC. U.S. Securities and Exchange Commission.

SOFR or Term SOFR Rate. A borrowing rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

Spot market price. The cash market price without reduction for expected quality, transportation and demand adjustments.

Standardized measure. Discounted future net cash flows estimated by applying year end prices to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the crude oil, natural gas and NGL properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

Unit. The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

Working interest. The right granted to the lessee of a property to develop, produce and own crude oil, natural gas, NGLs or other minerals. The working interest owners bear the exploration, development and operating expenses on either a cash, penalty or carried basis.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par, share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,618	$12,379
Accrued revenue and accounts receivable, net	69,997	36,202
Prepaid assets	1,553	235
Derivative asset	7,099	—
Total current assets	94,267	48,816

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	1,489,217	817,873
Proved properties	829,736	447,369
Other property and equipment	3,102	8,187
Accumulated depreciation, depletion and amortization	(153,989)	(121,536)
Net oil and gas properties and other property and equipment	2,168,066	1,151,893

Other long-term assets
Deposits for property acquisitions	22,428	—
Long-term derivative asset	12,217	—
Deferred financing costs	4,498	2,145
Other long-term assets	643	—
Total long-term assets	39,786	2,145

TOTAL ASSETS	$2,302,119	$1,202,854

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,444	$4,140
Due to affiliates	—	442
Bridge loan facility payable	243,286	—
Total current liabilities	258,730	4,582

Long-term liabilities
Long-term debt	255,000	134,000
Warrant liability	3,306	—
Deferred tax liability	2,731	—
Deferred rent	1,117	1,129
Total long-term liabilities	262,154	135,129

Total liabilities	520,884	139,711

Commitments and contingencies (see Note 15)

Temporary equity	1,664,677	—
Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 12,700,770 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	—
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 71,140,064 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	7	—
Additional paid-in capital	116,550	—
Retained earnings	—	—
Partners' Capital	—	560,622
Noncontrolling interests	—	502,521
Total equity	116,558	1,063,143

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,302,119	$1,202,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Oil, natural gas and natural gas liquids revenues	$86,507	$19,616	$151,458	$36,069
Lease bonus and other income	1,297	55	2,709	650
Total revenues	87,804	19,671	154,167	36,719

Operating expenses:
Management fees to affiliates	1,371	1,870	3,241	3,740
Depreciation, depletion and amortization	19,912	8,936	35,297	15,801
General and administrative	6,675	1,105	10,662	1,278
General and administrative - affiliates	—	1,050	74	3,217
Severance and ad valorem taxes	6,950	1,453	10,804	2,574
Total operating expenses	34,908	14,414	60,078	26,610

Net income from operations	52,896	5,257	94,089	10,109

Other income (expense):
Interest expense, net	(1,942)	(218)	(3,110)	(524)
Change in fair value of warrant liability	3,306	—	3,306	—
Commodity derivatives gains	20,010	—	18,895	—
Income before income tax expense	74,270	5,039	113,180	9,585

Income tax expense	(2,257)	(20)	(2,645)	(90)

Net income	72,013	5,019	110,535	9,495
Net income attributable to Predecessor	(39,582)	(5,019)	(78,104)	(9,495)
Net income attributable to temporary equity	(26,271)	—	(26,271)	—
Net income attributable to Class A stockholders	$6,160	$—	$6,160	$—

Net income per Class A common share
Basic	$0.49	—	$0.49	—
Diluted	$0.39	—	$0.39	—

Weighted average Class A common shares outstanding
Basic	12,522	—	12,522	—
Diluted	83,841	—	83,841	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$110,535	$9,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	35,297	15,801
Share-based compensation	978	—
Change in fair value of warrant liability	(3,306)	—
Commodity derivative gains	(18,895)	—
Losses on settled commodity derivatives	(420)	—
Deferred tax expense	133	—
Change in operating assets and liabilities:
Accrued revenue and accounts receivable, net	(21,741)	(2,696)
Other prepaid assets	(734)	(25)
Other long-term assets	350	—
Deferred financing costs	—	141
Accrued expenses and other liabilities	(13,374)	(310)
Due to affiliates	(380)	1,279
Other long-term liabilities	(12)	(23)
Net cash provided by operating activities	88,431	23,662

Cash flows from investing activities:
Acquisition of Falcon, net of cash	4,484	—
Predecessor cash not contributed in the Merger	(15,229)	—
Purchases of oil and gas properties	(356,799)	(1,918)
Proceeds from sales of oil and gas properties	—	(63)
Purchases of other property and equipment	(676)	—
Deposits for property acquisitions	(22,428)	(2,325)
Net cash provided by (used) in investing activities	(390,648)	(4,306)

Cash flows from financing activities:
Borrowings on credit facility	156,895	—
Repayments on credit facility	(79,000)	(23,600)
Borrowings on bridge loan facility	250,000	—
Bridge loan facility issuance costs	(6,281)	—
Issuance of equity in consolidated subsidiary	—	1,467
Contributions of partners' capital received in advance	—	1,463
Distributions to noncontrolling interests	(13,318)	—
Payments of deferred financing costs	(2,830)	(29)
Deferred initial public offering costs	(10)	—
Net cash provided by (used) in financing activities	305,456	(20,699)

Net change in cash and cash equivalents	3,239	(1,343)
Cash and cash equivalents, beginning of year	12,379	7,531
Cash and cash equivalents, end of period	$15,618	$6,188

Supplemental disclosure of non-cash transactions:
Increase in current liabilities for additions to property and equipment:	$328	$1,174
Oil and gas properties acquired through issuance of Class C Common Stock and common units in consolidated subsidiary:	696,576	—
Oil and gas properties acquired through issuance of equity in consolidated subsidiary:	—	319,224
Oil and gas properties acquired through deemed distribution in connection with common control transaction:	—	37,459
Temporary equity cumulative adjustment to redemption value:	254,368	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$477	$25
Cash paid for interest expense:	1,873	461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Predecessor Equity		Stockholders' Equity
			Class A		Class C
			Common Stock		Common Stock
		Non- controlling					Additional	Retained	Total
	Partners' Capital	interests	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity

Balance at January 1, 2021	$562,397	$—	—	$—	—	$—	$—	$—	$562,397

Net income	4,476	—	—	—	—	—	—	—	4,476

Balance at March 31, 2021	$566,873	$—	—	$—	—	$—	$—	$—	$566,873

Issuance of equity by consolidated subsidiary	$59,237	$261,453	—	$—	—	$—	$—	$—	$320,690

Excess of consideration paid over the carrying value of oil and gas properties purchased from entity under common control	(37,459)	37,459	—	—	—	—	—	—	—

Net income	4,991	28	—	—	—	—	—	—	5,019

Balance at June 30, 2021	$593,642	$298,940	—	$—	—	$—	$—	$—	$892,582

Balance at January 1, 2022	$560,622	$502,521	—	$—	—	$—	$—	$—	$1,063,143

Net income	19,280	19,242	—	—	—	—	—	—	38,522

Balance at March 31, 2022	$579,902	$521,763	—	$—	—	$—	$—	$—	$1,101,665

Capital distribution	$—	$(13,318)	—	$—	—	$—	$—	$—	$(13,318)

Net income attributable to Predecessor from April 1, 2022 through June 6, 2022	20,213	19,369	—	—	—	—	—	—	39,582

Balance prior to Merger	$600,115	$527,814	—	$—	—	$—	$—	$—	$1,127,929

Merger Transaction (effected for 1-for-4 reverse stock split)	$(600,115)	$(527,814)	12,089	$1	71,752	$7	$352,019	$—	$(775,902)

Share-based compensation	—	—	—	—	—	—	830	—	830

Conversion of Class C Common Stock to Class A Common Stock	—	—	612	—	(612)	—	11,909	—	11,909

Net income attributable to stockholders from June 7, 2022 through June 30, 2022	—	—	—	—	—	—	—	6,160	6,160

Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	(248,208)	(6,160)	(254,368)

Balance at June 30, 2022	$—	$—	12,701	$1	71,140	$7	$116,550	$—	$116,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Sitio Royalties Corp. (together with its wholly owned subsidiaries, the “Company” or “Sitio”) was incorporated in Delaware. The Company is focused on large-scale consolidation of high-quality oil and gas mineral and royalty interests across premium basins. The Company’s portfolio is comprised of mineral and royalty interests in the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford Shale in South Texas, and the Appalachian Basin in Pennsylvania, Ohio and West Virginia.

Merger Transaction

On June 7, 2022 (the “Closing Date”), the Company, consummated the previously announced merger transactions contemplated by the Agreement and Plan of Merger, dated as of January 11, 2022 (the “Merger Agreement”), by and among the Company, Sitio Royalties Operating Partnership, LP, a Delaware limited partnership (formerly known as Falcon Minerals Operating Partnership, LP) (“Sitio OpCo”), Ferrari Merger Sub A LLC, a Delaware limited liability company (“Merger Sub”), and DPM HoldCo, LLC, a Delaware limited liability company (“Desert Peak”), pursuant to which Merger Sub merged with and into Desert Peak (the “Merger”), with Desert Peak continuing as the surviving entity in the Merger as a wholly owned subsidiary of Sitio OpCo.

Prior to the effective time of the Merger (the “Merger Effective Time”), on June 3, 2022, the Company filed with the Secretary of State of the State of Delaware the Third Amended and Restated Certificate of Incorporation to effect the previously announced four-to-one reverse stock split (the “Reverse Stock Split”) for all of the Company’s issued and outstanding shares of common stock and outstanding equity awards. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”), were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock” and, together with the Class C Common Stock, the “Common Stock”) were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split. In lieu of any fractional share, any holder of Class C Common Stock who would have otherwise received less than one share of Class C Common Stock received cash equal to the fair value of such holder’s fractional share as determined by the Board. In lieu of any fractional share of Class A Common Stock, the transfer agent for the Class A Common Stock, as exchange agent, aggregated and sold all fractional interests and paid to stockholders that would have been entitled to such fractional shares their pro rata share of the net proceeds derived from the sale of such fractional interests. Additionally, as a result of the Reverse Stock Split, the Company’s outstanding warrants (the “Warrants”) were adjusted such that four whole Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. The Class A Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market LLC (“Nasdaq”) at the start of trading on June 6, 2022.

Pursuant to the terms of the Merger Agreement, at the Merger Effective Time and following effectiveness of the Reverse Stock Split, the limited liability company interests in Desert Peak issued and outstanding immediately prior to the Merger Effective Time were converted into the right to receive an aggregate of (a) 61,905,339 shares of Class C Common Stock and (b) 61,905,339 common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) (the total amount under clauses (a) and (b), the “Merger Consideration”).

The Company’s stockholders immediately prior to the closing of the Merger continued to hold their shares of Class A Common Stock immediately after the closing of the Merger, subject to the Reverse Stock Split. As a result of the Merger, immediately following the Closing, (a) Chambers DPM HoldCo, LLC, a Delaware limited liability company (“Chambers”), and KMF DPM HoldCo, LLC, a Delaware limited liability company (“KMF” and, together with Chambers, “Kimmeridge”), together own approximately 43.5% of the issued and outstanding Common Stock, (b) Source Energy Leasehold, LP, a Delaware limited partnership (“Source”), and Permian Mineral Acquisitions, LP, a Delaware limited partnership (“Permian” and, together with Source, the “Source Stockholders”), together own approximately 15.4% of the issued and outstanding Common Stock, (c) Rock Ridge Royalty Company, LLC, a Delaware limited liability company (“Rock Ridge”), and Royal Resources L.P., a Delaware limited partnership (“Royal Resources” and, together with Rock Ridge, “Blackstone”), together own approximately 25.0% of the issued and outstanding Common Stock and (d) the Company’s remaining stockholders own approximately 16.1% of the issued and outstanding Common Stock. Following the Merger and the Reverse Stock Split, there were 12,088,546 shares of Class A Common Stock outstanding, 71,752,285 shares of Class C Common Stock outstanding and 5,312,499 shares of Class A Common Stock issuable upon exercise of outstanding Warrants. There was no change to the number of authorized shares of Common Stock.

Shortly prior to the Closing Date, the Company changed its name from “Falcon Minerals Corporation” to “Sitio Royalties Corp.”

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information.

These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2021, 2020, and 2019 of the Predecessor in the Current Report on Form 8-K filed with the SEC on June 10, 2022. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2022 and December 31, 2021, its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022. The company operates in one segment: oil and gas exploration and production. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior to the closing of the Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak's predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), prior to our corporate reorganization. Prior the Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical financial statements but were not retained by the post-merger Company. The condensed consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022. The balance sheet includes the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) ("KMF Land") at their historical costs and the assets and liabilities of Falcon Mineral Corporation measured at fair value as of June 7, 2022. Earnings per share is calculated based on the consolidated results of the Company for the period June 7, 2022 through June 30, 2022.

Except as otherwise indicated or required by the context, all references in this quarterly report to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Merger, Desert Peak and its subsidiaries and (ii) for periods subsequent to the closing of the Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak. All references in this offering memorandum to “Falcon” refer to Sitio Royalties Corp. and its subsidiaries for periods prior to the Merger.

JOBS Act

The Company is an “emerging growth company” (“EGC”) as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this exemption and, as a result, its financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and any entities in which the Company owns a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests in the Company’s condensed consolidated financial statements represented the ownership interests in a subsidiary of the Predecessor which were owned by outside parties. Noncontrolling interests in consolidated subsidiaries was included as a component of equity in the Company’s condensed consolidated balance sheets. As a result of the Merger, the Company no longer has noncontrolling interests.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company’s estimates and classification of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering, and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon several variable factors and assumptions. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and natural gas prices. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas and estimates of the future net cash flows may vary substantially.

Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to oil and natural gas properties.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented on the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The Company will adopt the new standard during the fiscal year ended December 31, 2022. The primary effect of adoption will be to record right-of-use assets and lease liabilities for office leases currently accounted for as operating leases under Topic 840.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which amends current impairment guidance by adding an impairment model (known as the current expected credit loss model ("CECL") that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The Company is currently evaluating the impact of adoption of this standard but does not believe it will have a material impact on the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any significant losses from such investments.

Accrued Revenue and Accounts Receivable

Accrued revenue and accounts receivable represent amounts due to the Company and are uncollateralized, consisting primarily of royalty revenue receivable. Royalty revenue receivable consists of royalties due from operators for oil, natural gas and NGL volumes sold to purchasers. Those purchasers remit payment for production to the operator of the properties and the operator, in turn, remits payment to the Company. Receivables from third parties for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated.

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Accrued revenue	$66,027	$36,177
Accounts receivable	3,970	25
Total accrued revenue and accounts receivable	$69,997	$36,202

The Company routinely assesses the recoverability of all material accounts receivable to determine their collectability. The Company accrues a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of June 30, 2022, and December 31, 2021, the Company had not recorded any reserves for uncollectible amounts or deemed any amounts to be uncollectible.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas producing properties, as further defined under ASC 932, Extractive Activities - Oil and Natural Gas. Under this method, costs to acquire mineral interests in oil and natural gas properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of Exploration and Production (“E&P”) operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved oil and gas properties. Capitalized costs for proved oil and natural gas mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

Impairment of Oil and Gas Properties

The Company evaluates its producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, the Company compares the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. There was no impairment of proved properties for the three and six months ended June 30, 2022 and 2021. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks and current and future operator activity in the respective Basins. The Company recognized no impairment of unproved properties for the three and six months ended June 30, 2022 and 2021.

Other Property and Equipment

Other property and equipment, which includes leasehold improvements is recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the useful lives of the assets. The Company recorded approximately $184,000 and $147,000 in depreciation for other property and equipment for the three months ended June 30, 2022 and 2021, respectively and $331,000 and $294,000 for the six months ended June 30, 2022 and 2021, respectively.

Additionally, we evaluate our other property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset that has been placed in service may not be recoverable. No impairment charge was recorded for the three and six months ended June 30, 2022 and 2021.

Asset Acquisitions

The Company generally accounts for acquisitions of mineral and royalty interests as asset acquisitions, through which it allocates the purchase price between proved and unproved properties, with no recognition of goodwill. The Company may use different techniques to determine the allocation, including the discounted present value of estimated future net cash flows, market prices (where available), and comparisons to transactions for similar assets and liabilities, among others

Business Combinations

The Company accounts for all business combinations, including the Merger, using the acquisition method which involves the use of significant judgement. Under the acquisition method, a business combination is accounted for based on the fair value of the consideration given. The assets acquired and liabilities assumed are measured at fair value and the purchase price is allocated to the assets and liabilities based on these fair values. The excess of the cost of an acquisition, if any, over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over consideration given for an acquisition, if any, is recognized immediately in earnings as a gain. Determining the fair values of the assets and liabilities acquired involves the use of judgment as fair values are not always readily determinable. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and the present value of estimated future cash flows, among others.

Deposits for Property Acquisitions

Deposits are utilized for certain purchases of oil and gas properties. Such deposits are reclassified to oil and gas properties upon closure of the acquisitions. As of June 30, 2022, approximately $22.4 million related to acquisitions was classified as deposits for property acquisitions. As of December 31, 2021, there were no such balances.

Derivative Financial Instruments

In order to manage its exposure to oil, natural gas, and NGL price volatility as well as interest rate volatility, the Company may periodically enter into derivative transactions, which may include commodity swap agreements, basis swap agreements, two- and three-way collars, and other similar agreements which help manage the price risk associated with the Company’s production. From time to time, the Company may periodically enter into various interest rate derivative contracts to manage exposures to changes in interest rates from variable rate obligations. These derivatives are not entered into for trading or speculative purposes. To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations. The Company actively monitors the creditworthiness of the counterparty and assesses the impact, if any, on its derivative positions. All commodity derivative counterparties are current lenders under the Company’s Revolving Credit Facility. Accordingly, the Company is not required to provide any credit support to its commodity derivative counterparties other than cross collateralization with the properties securing the Revolving Credit Facility.

The Company records derivative instruments on its condensed consolidated balance sheets as either assets or liabilities measured at fair value and records changes in the fair value of derivatives in current earnings as they occur. Changes in the fair value of commodity derivatives, including gains or losses on settled derivatives, are classified as other income or loss on the Company’s condensed consolidated statements of income. The Company’s derivatives have not been designated as hedges for accounting purposes.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
General and administrative	$3,901	$904
Ad valorem taxes payable	3,688	1,750
Other taxes payable	2,564	529
Prepaid expense	1,613	—
Payable to seller for pre-effective monies	1,238	104
Capital expenditures	781	391
Deferred financing costs	545	13
Interest expense	933	274
Other	181	175
Total accrued expenses and other liabilities	$15,444	$4,140

Warrant Liability

Falcon issued the Public Warrants and Private Placement Warrants in connection with its initial public offering in 2017. The Warrants remain outstanding following the Merger. Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Warrants were classified as liabilities and recorded at fair value at the time of the Merger and are subject to remeasurement at the end of each reporting period. Any change in fair value is recorded in our statements of income.

Deferred Rent

Under ASC 840 – Leases (“ASC 840”), the Company recognizes rental expense for operating lease on a straight-line basis over the term of the lease agreements. The deferred rent liability on the Company’s condensed consolidated balance sheets is attributable to the difference between rental expense (recognized on a straight-line basis) and the variable lease payments over the terms of the agreements.

The Company leases office space under three operating leases. In December 2021, the Predecessor entered into a sublease of one of its office spaces with an unaffiliated third-party.

Temporary Equity

The Company accounts for the interests attributable to Class C Common Stock and Sitio OpCo Partnership Units as temporary equity as a result of certain redemption rights held as discussed in “Note 9 – Temporary Equity.” As such, the Company adjusts temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to retained earnings or if a retained deficit, to additional paid-in capital. Temporary equity is reclassified to permanent equity upon conversion of Class C Common Stock (and an equivalent number of Sitio OpCo Partnership Units) or when holders of the Class C Common Stock no longer control a majority of the votes of the board of directors through direct representation on the board of directors, and no longer control the determination of whether to make a cash payment upon the Sitio OpCo Partnership Unit holder’s exercise of its Redemption Right.

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGL, less production taxes and post-production expenses. The prices of oil, natural gas, and NGL from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGL produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs.

Oil, natural gas, and NGL revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

The Company also earns revenue related to lease bonuses. The Company earns lease bonus revenue by leasing its mineral interests to E&P companies. The Company recognizes lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible.

See “Note 4 – Revenue from Contracts with Customers” for additional disclosures regarding revenue recognition.

Concentration of Revenue

Collectability of the Company’s royalty revenue is dependent upon the financial condition of the Company’s operators, the entities they sell their products to, as well as general economic conditions in the industry.

Although the Company is exposed to a concentration of credit risk, the Company does not believe the loss of any single operator or entity would materially impact the Company’s operating results as crude oil, natural gas and NGLs are fungible products with well-established markets and numerous purchasers. If multiple entities were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle the disruption.

Share-Based Compensation

The Company recognized share-based compensation expense associated with restricted stock units, deferred share units, and restricted stock awards which are time-based awards and performance stock units, which are performance-based awards. The Company accounts for forfeitures of share-based compensation awards as they occur. Share-based compensation expense for all awards is recognized based on the estimated grant date fair value of the award. See “Note 10 – Share-Based Compensation” for additional information.

Merger-Related Transaction Costs

General and administrative expense of $6.7 million and $10.7 million for the three and six months ended June 30, 2022 included $2.0 million and $3.2 million, respectively, of costs incurred by the Company in connection with the Merger. No such expense was recognized for the three and six months ended June 30, 2021.

Income Taxes

The Company, under ASC 740 – Income Taxes (“ASC 740”), uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (a) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (b) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future periods when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance will be provided for deferred tax assets if it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A significant portion of our mineral and royalty interests are located in Texas. As such, the Company recognized approximately $498,000 and $20,000, respectively for the three months ended June 30, 2022 and 2021 and $0.9 million and $90,000 of state income taxes for the six months ended June 30, 2022 and 2021, respectively.

The Company's ASC 740 balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. Since the Company's ownership interest in Sitio OpCo is 14.3%, only tax attributes allocated to the Company are recorded at this level, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported herein.

3. Reverse Merger

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford Shale and Appalachian Basin from Falcon Minerals Corporation in a reverse merger. At closing, subject to the terms and conditions of the Merger Agreement, Falcon merged with and into Desert Peak, with Desert Peak continuing as the surviving entity in the Merger as a wholly owned subsidiary of Sitio OpCo. On June 3, 2022, prior to the consummation of the Merger, Falcon effected the four-to-one Reverse Stock Split. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split. Additionally, as a result of the Reverse Stock Split, the Warrants were adjusted such that four whole Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock.

Pursuant to the terms of the Merger Agreement, following the closing of the Merger and the Reverse Stock Split, the issued and outstanding limited liability company interests in Desert Peak were converted into the right to receive aggregate Merger Consideration of (a) 61,905,339 shares of Class C Common Stock and (b) 61,905,339 Sitio OpCo Partnership Units.

The Merger was accounted for as a business combination and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date.

The following table summarized the consideration for the Merger:

Falcon Common Stock — issued and outstanding as of June 7, 2022:	21,935,492
Class A Common Stock price on June 7, 2022	$29.12
Total consideration and fair value	$638,761,527

Preliminary Purchase Price Allocation

The Merger has been accounted for as a business combination using the acquisition method. The Company completed the determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date. Certain data necessary to complete the purchase price allocation is subject to change, and includes, but is not limited to, settlement of pre-acquisition working capital balances and assessments of deferred tax assets and liabilities acquired. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on June 7, 2022 (in thousands):

Falcon fair values:
Cash	$4,484
Accrued revenue and accounts receivable	12,054
Unproved oil and gas properties	495,803
Proved oil and gas properties	200,773
Property and equipment	278
Current liabilities	(22,315)
Long-term debt	(43,105)
Deferred tax liability	(2,598)
Warrant liability	(6,612)
Total consideration and fair value	$638,762

In connection with the Merger, we assumed, and immediately repaid, $43.1 million of credit facility borrowings. The repayment of Falcon's long-term debt was funded using cash on hand and borrowings on our Revolving Credit Facility, see "Note 7 – Debt" for further information.

Transaction costs associated with the Merger incurred for the three and six months ended June 30, 2022 were $2.0 million and $3.2 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our condensed consolidated statements of income.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended June 30, 2022 and 2021, respectively, gives effect to the Merger as if it had occurred on January 1, 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$104,824	$35,832	$193,492	$65,385
Pro forma income available to common stockholders	10,253	1,827	16,572	2,577

Net income per share:
Basic	$0.82	$0.15	$1.32	$0.21
Diluted	$0.12	$0.02	$0.20	$0.03

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Merger been completed as of January 1, 2021 and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

4. Revenue from Contracts with Customers

Oil and natural gas sales

Oil, natural gas and NGL sales revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. All of the Company’s oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company’s contracts with customers are satisfied at a point in time when control transfers at the wellhead, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. The Company typically receives payment for oil, natural gas and NGL sales within 30 to 90 days of the month of delivery after initial production from the well. Such periods can extend longer due to factors outside of our control. The Company’s contracts for oil, natural gas and NGL sales are standard industry contracts that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts and other adjustments and deductions.

During the three and six months ended June 30, 2022 and 2021, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Crude oil sales	$64,567	$14,463	$113,838	$24,842
Natural gas sales	12,250	2,543	20,100	6,291
NGL sales	9,690	2,610	17,520	4,936
Total royalty revenues	$86,507	$19,616	$151,458	$36,069

Lease bonus and other income

The Company also earns revenue from lease bonuses, delay rentals, and right-of-way payments. The Company generates lease bonus revenue by leasing its mineral interests to E&P companies. A mineral lease agreement represents our contract with a customer and generally transfers the rights, for a specified period of time, to explore for and develop any oil, natural gas and NGL discovered, grants us a specified royalty interest in the hydrocarbons produced from the leased property, and requires that drilling and completion operations commence within a specified time period. The Company recognizes lease bonus revenues when the lease agreement has been executed and payment is determined to be collectible. At the time the Company executes the lease agreement, the lease bonus payment is delivered to the Company. Upon receipt of the lease bonus payment, the Company will release the recordable original lease documents to the customer. The Company also recognizes revenue from delay rentals to the extent drilling has not started within the specified period and payment has been received. Right-of-way payments are recorded when the agreement has been executed and payment is determined to be collectable. The assets contributed by our Predecessor in the Merger did not include the Predecessor's surface rights. Payments for lease bonus and other income become unconditional upon the execution of an associated agreement. Accordingly, the Company’s lease bonus and other income transactions do not give rise to contract assets or liabilities.

Allocation of transaction price to remaining performance obligations

Oil and natural gas sales

The Company’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of our royalty income contracts.

Lease bonus and other income

Given that the Company does not recognize lease bonus or other income until an agreement has been executed, at which point its performance obligation has been satisfied, the Company does not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates of royalty income and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the customer. For the three and six months ended June 30, 2022 and 2021, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

5. Oil and Gas Properties

The Company has been and is actively engaged in the purchase of mineral rights in the Permian Basin in West Texas and southeastern New Mexico. Additionally, the Company owns mineral rights in the Eagle Ford Shale in South Texas and the Appalachian Basin in Pennsylvania, Ohio and West Virginia. The following is a summary of oil and natural gas properties as of June 30, 2022 and December 31, 2021 (in thousands):

Oil and natural gas properties:	June 30, 2022	December 31, 2021
Unproved properties	$1,489,217	$817,873
Proved properties	829,736	447,369
Oil and natural gas properties, gross	2,318,953	1,265,242
Accumulated depletion and impairment	(153,141)	(118,175)
Oil and natural gas properties, net	$2,165,812	$1,147,067

As presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2022, the Company paid $356.8 million for mineral acquisition costs. Additionally, the Company acquired mineral and royalty interests of $696.6 million through issuance of Class C Common Stock as a result of the Merger. Please see “Note 3 – Reverse Merger” for additional information regarding the Merger.

As presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2021, the Predecessor paid $1.9 million for mineral acquisition costs and paid $63,000 related to purchase price adjustments from prior property sales. Additionally, the Predecessor acquired mineral and royalty interests of $319.2 million in two separate transactions in exchange for equity interests in a subsidiary of the Predecessor. Please see “Note 6 – Acquisitions” for additional information regarding these transactions.

The Company uses the successful efforts method of accounting for its oil and gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $19.7 million and $8.8 million for the three months ended June 30, 2022 and 2021, respectively. Depletion expense was $35.0 million and $15.5 million for the six months ended June 30, 2022 and 2021, respectively.

6. Acquisitions

Foundation Acquisition

In June 2022, the Company completed the acquisition of approximately 19,700 NRAs in the Permian Basin from Foundation Minerals, LLC ("Foundation") for $320.6 million, net of $2.1 million of customary closing adjustments, funded primarily by proceeds from the Bridge Loan Facility (defined below) as well as borrowings under our Revolving Credit Facility (defined below) and cash on hand.

The Foundation acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Company recorded $189.3 million of the total consideration as unproved oil and gas property and $131.3 million as proved oil and gas property. Additionally, $0.6 million of transaction costs were capitalized related to the transaction.

Falcon Acquisition

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford Shale and Appalachian Basin from Falcon in a reverse merger. Refer to "Note 3 – Reverse Merger" for further information.

Source Acquisition

In August 2021, the Predecessor completed the acquisition of approximately 25,000 NRAs in the Midland and Delaware Basins from the Source Stockholders. At closing, subject to the terms and conditions of the transaction agreement, the Source Stockholders contributed their mineral and royalty interests to the Predecessor and in consideration for the contribution, Kimmeridge affiliates caused DPM HoldCo (a subsidiary of the Predecessor) to issue equity interests in DPM HoldCo to Source for total consideration of $252.9 million.

The Source acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Predecessor recorded $183.2 million of the total consideration as unproved oil and gas property and $69.7 million as proved oil and gas property. Additionally, $3.5 million of transaction costs were capitalized related to the transaction.

Rock Ridge Acquisition

In June 2021, the Predecessor completed the acquisition of approximately 18,700 NRAs from Rock Ridge. At closing, subject to the terms and conditions of the transaction agreement, Rock Ridge contributed its mineral and royalty interests to the Predecessor and in consideration for the contribution, Kimmeridge affiliates caused DPM HoldCo to issue equity interests in DPM HoldCo to Rock Ridge for total consideration of $258.6 million.

The Rock Ridge acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Predecessor recorded $190.3 million of the total consideration as unproved oil and gas property and $68.3 million as proved oil and gas property. Additionally, $1.1 million of transaction costs were capitalized related to the transaction.

Delaware Basin ORRIs Acquisition

In October 2020, a partnership owned and managed by Kimmeridge, (“Fund V”), acquired a 2.0% (on an 8/8ths basis) overriding royalty interest in all of Callon Petroleum Company’s (“Callon”) operated assets in the Delaware Basin of which Fund V held an 84% interest proportionately reduced to Callon’s net revenue interest (the “Chambers ORRI”).

In June 2021, the Predecessor entered into a definitive agreement to acquire 84% of the Delaware Basin portion of the Chambers ORRI from Chambers Minerals, LLC, a subsidiary of Fund V (the “Chambers Acquisition”). Immediately following the consummation of the contributions of assets to the Predecessor, Chambers HoldCo, LLC (the managing member of Chambers Minerals, LLC) was issued equity in DPM HoldCo. As the general partner of Fund V and the General Partner of the Predecessor were affiliated, the transaction was approved by the Predecessor’s Limited Partner Advisory Committee in June 2021.

The Chambers Acquisition was accounted for as an asset acquisition. The Chambers Acquisition was also accounted for as a transaction between entities under common control; the controlling ownership and management of the general partner of Fund V and the general partner of the Predecessor had significant overlap, including responsibility for the management, control, and direction of the business affairs of the respective entities. As the Predecessor and Fund V were entities under common control, the Predecessor recorded the acquisition utilizing the properties’ net book value. The properties acquired by the Predecessor had a historical net book value to Fund V at the time of sale of approximately $60.6 million ($45.3 million was allocated to unproved property and $15.3 million was allocated to proved property). Accordingly, the $37.5 million excess of the fair value of the properties above their net book value was recorded as a decrease to partners’ capital at the date of the transaction. Refer to "Note 16 – Related Party Transactions" for further discussion.

7. Debt

First Amended and Restated Credit Agreement

The Predecessor was party to a credit agreement with a syndicate of banks led by Bank of America N.A. as Administrative Agent, Issuing Bank and Syndication Agent (the “Predecessor Revolving Credit Facility”).

Availability under our Predecessor Revolving Credit Facility was governed by a borrowing base, which was subject to redetermination semi-annually each year. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. The Company can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base was subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base required unanimous approval of the lenders, while decreases only required approval of lenders holding two-thirds of the aggregate commitments at such time. The determination of the borrowing base takes into consideration the estimated value of the Company’s oil and gas mineral interests in accordance with the lenders’ customary practices for oil and gas loans. The Predecessor Revolving Credit Facility was guaranteed by the Predecessor and is collateralized by substantially all of the assets of the Predecessor and its subsidiaries.

In October 2021, KMF Land, LLC as borrower and Desert Peak, as parent, entered into the Amended and Restated Credit Agreement with a syndicate of banks led by Bank of America N.A. as Administrative Agent, Issuing Bank and Syndication Agent, pursuant to which the lenders thereunder made loans and extensions of credit to the borrower thereunder (the "A&R Credit Agreement").

Falcon Credit Agreement

On the Closing Date and in connection with the closing of the Merger, the Company repaid the outstanding borrowings under the Credit Agreement, dated as of August 23, 2018, among Falcon Minerals Operating Partnership, LP, as the borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto and each other issuing bank from time to time party thereto and terminated such Credit Agreement.

Second Amended and Restated Credit Agreement

Upon closing of the Merger on June 7, 2022, the A&R Credit Agreement was amended, restated, and refinanced in its entirety pursuant to the Second Amended and Restated Credit Agreement (the "Credit Agreement"), led by Bank of America N.A. as Administrative Agent, Issuing Bank and Syndication Agent. Pursuant to the terms and conditions of the Revolving Credit Facility, the Lenders committed to providing a credit facility to Sitio OpCo in an aggregate principal amount of up to $750 million (the "Revolving Credit Facility"). The availability under the Revolving Credit Facility, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of the Closing Date, the Revolving Credit Facility has a $300 million borrowing base and $300 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Revolving Credit Facility provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15 million.

First Amendment to Second Amendment and Restated Credit Agreement

On June 24, 2022, Sitio OpCo and the other guarantors party thereto entered into the First Amendment to Credit Agreement (the “RBL First Amendment”). The RBL First Amendment, among other things, amends the Credit Agreement to permit the borrowings under the Bridge Loan Agreement and permit the transactions contemplated by the Bridge Loan Agreement and the Foundation Acquisition described in “Note 6 – Acquisitions”. The RBL First Amendment waives the borrowing base reduction that would otherwise apply to the incurrence of permitted additional debt up to an aggregate amount of $400 million incurred prior to the next borrowing base redetermination. The RBL First Amendment also amends the maturity date of the Revolving Credit Facility to include a springing maturity date concept, pursuant to which the Revolving Credit Facility would mature on the date that is 91 days prior to the maturity of the Bridge Loan Agreement (or any refinancing thereof), if any portion of the Bridge Loan Facility remains outstanding on such date.

As of June 30, 2022, the borrowing base was $300 million as determined by the lenders and the outstanding balance under our Revolving Credit Facility was $255 million. As of December 31, 2021, the borrowing base was $150 million as determined by the lenders and the outstanding balance under our Revolving Credit Facility was $134 million.

The Revolving Credit Facility bears interest at a rate per annum equal to, at our option, at a Term SOFR rate or a base rate, plus an applicable margin. The applicable margin is based on utilization of our Revolving Credit Facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of Term SOFR rate loans and letter of credit fees ranges from 2.500% to 3.500%. The Company may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our Revolving Credit Facility in an amount ranging from 0.375% to 0.500% based on utilization of our Revolving Credit Facility. The Revolving Credit Facility is subject to other customary fee, interest and expense reimbursement provisions.

As of June 30, 2022 and December 31, 2021, the weighted average interest rate related to our outstanding borrowings was 4.64% and 3.36%, respectively. As of June 30, 2022 and December 31, 2021, the Company had unamortized debt issuance costs of $4.5 million and $2.1 million, respectively, in connection with its entry into the facility and subsequent amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the three months ended June 30, 2022 and 2021, the Company recognized $260,000 and $74,000, respectively in interest expense related to the amortization of deferred financing costs. For the six months ended June 30, 2022 and 2021, we recognized $464,000 and $141,000, respectively, in interest expense related to the amortization of deferred financing costs.

Our Revolving Credit Facility matures in June 2026. Loans drawn under our Revolving Credit Facility may be prepaid at any time without premium or penalty (other than customary LIBOR breakage) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected availability at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed. In addition, the Company may permanently reduce or terminate in full the commitments under our Revolving Credit Facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid. Upon the occurrence of an event of default under our Revolving Credit Facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our Revolving Credit Facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

Our Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject only to no default or borrowing base deficiency) and investments. In addition, for the quarter ending on September 30, 2022, our Revolving Credit Facility will begin to require us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00. EBITDA for the period ending on September 30, 2022 is equal to EBITDA for the period beginning on July 1, 2022 and ending on September 30, 2022 multiplied by four. Our Revolving Credit Facility does not include covenants to maintain a stated current ratio or net debt to EBITDA ratio for the quarter ended June 30, 2022. The Company was in compliance with the terms and covenants of the Revolving Credit Facility at June 30, 2022 and December 31, 2021.

Due to the fact that the Bridge Loan Facility discussed below is classified as a current liability, and given covenant requirements at September 30, 2022, the Company intends to refinance the Bridge Loan Facility or will seek to obtain certain waivers related to the Company’s financial covenants under the Revolving Credit Facility at September 30, 2022.

364-Day Bridge Loan Agreement

On June 24, 2022, Sitio OpCo, as borrower, entered into an unsecured 364-Day Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the Lenders, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers (the "Bridge Loan Agreement").

The Bridge Loan Agreement provides for a 364-day term loan credit facility (the "Bridge Loan Facility") in the aggregate principal amount of $250.0 million. The Bridge Loan Facility matures on June 23, 2023. The Bridge Loan Facility is guaranteed by Sitio OpCo.

As of June 30, 2022, the outstanding balance under the Bridge Loan Facility was $250.0 million. There was no balance outstanding as of December 31, 2021.

Interest accrues on the Bridge Loan Facility, at the borrower’s option, at either (1) a Term SOFR rate or (2) a base rate (defined on the basis of prime rate) plus an ABR margin. The SOFR margin ranges from 6.000% to 7.500%, determined by reference to the time of the calculation. The ABR margin ranges from 5.000% to 6.500%, determined by reference to the time of calculation. The borrower will also pay a duration fee to each Lender based on such Lender’s credit exposure as of the specified payment date, ranging from 0.500% to 1.000%.

As of June 30, 2022, the weighted average interest rate related to our outstanding borrowings was 7.49%. As of June 30, 2022, the Company had unamortized debt issuance costs of $6.7 million in connection with its entry into the facility. Such costs are reported as a direct deduction from the outstanding balance within current liabilities and are amortized over the life of the facility. For the six months ended June 30, 2022, we recognized $113,000 in interest expense related to the amortization of issuance costs. No such expense was recognized for the six months ended June 30, 2021.

The Bridge Loan Agreement includes, among other terms and conditions, a maximum leverage ratio covenant and a minimum current ratio covenant, as well as customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Bridge Loan Agreement to be due and payable.

8. Equity

Prior to the effective time of the Merger, on June 3, 2022, Falcon filed with the Secretary of State of the State of Delaware the Third Amended and Restated Certificate of Incorporation to effect the previously announced four-to-one Reverse Stock Split for all of Falcon's and subsequently the Company’s issued and outstanding shares of common stock and outstanding equity awards. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split.

Class A Common Stock

The Company had 12,700,770 shares of its Class A Common Stock outstanding as of June 30, 2022. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors.

Class C Common Stock

The Company had 71,140,064 shares of its Class C Common Stock outstanding as of June 30, 2022. Shares of Class C Common Stock are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be cancelled. During the six months ended June 30, 2022, 612,218 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were cancelled.

Earnings per Share

Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent certain equity-based compensation awards in which the recipients have non-forfeitable rights to dividend equivalents during the performance period.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Class A stockholders - basic	$6,160	$—	$6,160	$—
Plus: net income attributable to temporary equity	26,271	—	26,271	—
Net income attributable to Class A stockholders - diluted	$32,431	$—	$32,431	$—
Denominator:
Weighted average shares outstanding - basic	12,522		12,522
Effect of dilutive securities	71,319		71,319
Weighted average shares outstanding - diluted	83,841		83,841

Net income per common share - basic	$0.49		$0.49
Net income per common share - diluted	$0.39		$0.39

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants	5,312		5,312
Unvested share-based compensation awards	693		693
Total	6,005		6,005

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of June 30, 2022.

Earn-Out

Contributors of Falcon’s initial assets in 2018 will be entitled to receive earn-out consideration to be paid in the form of Sitio OpCo Partnership Units (with a corresponding number of shares of Class C Common Stock) if the volume-weighted average price of the trading days during any thirty (30) calendar days (the “30-Day VWAP”) of the Class A Common Stock equals or exceeds certain hurdles set forth in the Contribution Agreement. If the 30-Day VWAP of the Class A Common Stock is $50.00 or more per share (on a split-adjusted basis) at any time within the seven years following the 2018 closing, the contributors will receive (a) an additional 2.5 million Sitio OpCo Partnership Units (and an equivalent number of shares of Class C Common Stock), plus (b) an amount of Sitio OpCo Partnership Units (and an equivalent number of shares of Class C Common Stock) equal to (i) the amount by which annual cash dividends paid on each share of Class A Common Stock exceeds $2.00 in each year between the closing and the date the first earn-out is achieved (with any dividends paid in the stub year in which the first earn-out is achieved annualized for purposes of determining what portion of such dividends would have, on an annual basis, exceeded $2.00), multiplied by 2.5 million, (ii) divided by $50.00. If the 30-Day VWAP of the Class A Common Stock is $60.00 or more per share (on a split-adjusted basis) at any time within the seven years following the closing (which $60.00 threshold will be reduced by the amount by which annual cash dividends paid on each share of Class A Common Stock exceeds $2.00 in each year between the closing and the date the earn-out is achieved, but not below $60.00), the contributors will receive an additional 2.5 million Sitio OpCo Partnership Units (and an equivalent number of shares of Class C Common Stock). Upon recognition of the earn-out, as there is no consideration received, the Company would record the payment of the earn-out as adjustments through equity (temporary equity and additional-paid-in-capital).

Partners’ Capital

Committed Capital

As of June 30, 2022, as a result of the Merger, the Company no longer had any Partners’ Capital.

As of December 31, 2021, the Predecessor had aggregate capital commitments (the “Committed Capital”) of $618.4 million from Limited Partners and $8.0 million from the General Partner. At December 31, 2021, approximately $29.5 million of this Committed Capital remained available to call for purposes of satisfying investment commitments, management fees, and expenses over the remaining life of the Predecessor. Through December 31, 2021, the Predecessor’s contributed capital as a percentage of total Committed Capital was approximately 95%.

Distributions

In June 2022 prior to the Merger, DPM HoldCo distributed $13.3 million to its outside owners, including $1.9 million to an affiliate Kimmeridge fund.

In October 2021, DPM HoldCo distributed $60.9 million to its outside owners, including $8.7 million to an affiliate Kimmeridge fund. In November 2021, the Predecessor made a distribution of $67.5 million to its partners, comprised of approximately $66.6 million to Limited Partners and $0.9 million to its General Partner.

9. Temporary Equity

Temporary Equity represents ownership interests held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Pursuant to the Merger Agreement, Desert Peak became a subsidiary of Sitio OpCo Partnership. In connection with the Merger, the Predecessor’s equity holders received 62 million shares of the Company’s Class C Common Stock and a corresponding number of Sitio OpCo Partnership Units. In connection with the Merger, a prior Class C common stockholder in the Company received 10 million Class C shares and a corresponding number of Sitio OpCo Partnership Units.

Class C Common Stock is classified as temporary equity in the consolidated balance sheet as the redemption rights of each holder of Sitio OpCo Partnership Units Holder for either shares of Class A Common Stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the fact that the holders of Class C Common Stock control a majority of the votes of the board of directors through ownership of a majority of the voting stock, which allows the holders of Class C Common Stock to effectively control the determination of whether a redemption would be settled in shares of Class A Common Stock or an equivalent amount of cash. Temporary equity is recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to retained earnings or if a retained deficit to additional paid-in capital. From the date of the Merger through June 30, 2022, the Company recorded adjustments to the value of temporary equity as presented in the table below (in thousands):

Temporary equity adjustments
Balance – June 7, 2022 (1)	$1,395,799
Share-based compensation	148
Conversion of Class C shares to Class A shares	(11,909)
Net income attributable to temporary equity	26,271
Adjustment of temporary equity to redemption amount (2)	254,368
Balance – June 30, 2022	$1,664,677

(1) Based on 71,752,285 shares of Class C Common Stock outstanding at June 7, 2022.

(2) Based on 71,140,064 shares of Class C Common Stock outstanding and Class A Common Stock 5-day volume-weighted average price of $23.40 at June 30, 2022.

10. Share-Based Compensation

In connection with the Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are cancelled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class

A Common Stock. The Plan is administered by the Compensation Committee of the Sitio Board of Directors (the "Compensation Committee").

For the three and six months ended June 30, 2022, the Company incurred $978,000 of share-based compensation which is included in general and administrative expense in the accompanying condensed consolidated statements of income. There was no share-based compensation expense recognized for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, no DERs were paid to RSU holders.

Restricted Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue RSUs to eligible executive officers and employees. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. RSUs granted by the Company include dividend equivalent rights. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. RSUs that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost.

In connection with the Merger, the Board granted one-time equity-based awards to our executive officers and employees under the Plan, consisting of RSUs subject to a vesting period of one year. The Board also granted an annual equity-based award to our executive officers under the Plan, which consists of RSUs that vest in equal installments on the first three anniversaries of June 7, 2022.

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2022.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	339,993	29.12
Forfeited	(348)	29.12
Vested	—	—
Unvested at June 30, 2022	339,645	$29.12

For the six months ended June 30, 2022, the Company recognized $487,000 of share-based compensation expense related to RSUs, which is included in general and administrative expense in the accompanying condensed consolidated statements of income. As of June 30, 2022, there was approximately $9.4 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 1.6 years. As of and for the six months ended June 30, 2021 there was no share-based compensation expense and no unamortized expense related to RSUs.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to our non-employee directors. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period.

In connection with the Merger, the Board granted awards of DSUs under the Plan to each of our non-employee directors. The DSUs are expected to vest in equal quarterly installments over the one-year period beginning on June 7, 2022.

The following table summarizes activity related to unvested DSUs for the six months ended June 30, 2022.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	52,155	29.12
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2022	52,155	$29.12

For the six months ended June 30, 2022, the Company recognized $96,000 of share-based compensation expense related to DSUs, which is included in general and administrative expense in the accompanying condensed consolidated statements of income. As of June 30, 2022, there was approximately $1.4 million of unamortized equity-based compensation expense related to unvested DSUs. That expense is expected to be recognized over a weighted average period of 0.9 years. As of and for the six months ended June 30, 2021 there was no share-based compensation expense and no unamortized expense related to DSUs.

Performance Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue performance stock units (“PSUs”) to eligible employees and directors.

In connection with the Merger, the Board granted an annual equity-based award (“2022 Annual Equity Award") to our executive officers under the Incentive Plan, which consisted of PSUs. The PSUs will be eligible to be earned based on achievement of certain pre-established goals for annualized absolute Total Shareholder Return (“TSR”) over a three-year period following the consummation of the Merger.

The performance targets associated with the PSU award structure are outlined below:

	Annualized Absolute TSR Goal	Percentage of Target PSUs Earned
Base of Range	Less than 0%	0%
Threshold	0%	50%
Target	10%	100%
Maximum	20%	200%

For purposes of determining our annualized absolute TSR over the performance period, the beginning stock price will be based on our 20-day volume weighted average stock price beginning on June 8, 2022 and the ending price will generally be based on the 20-day volume weighted average stock price ending on the last day of the performance period. PSU payouts for results that fall in between a stated threshold will be interpolated linearly.

The grant date fair values of the PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. The expected volatility was derived from the historical volatility of Falcon. The risk-free interest rate was determined using the yield for zero-coupon U.S. Treasury bills that is commensurate with the performance measurement period. The PSU award agreements provide that TSR will be calculated assuming dividends distributed will be reinvested over the performance period. As such, we have applied a dividend yield of 0.00%, which is mathematically equivalent to reinvesting dividends.

The following table summarizes the weighted average fair value of the PSUs and the assumptions used to determine the fair value :

2022
Volatility	67.23%
Risk-free rate	2.89%
Dividend yield	0.00%
Weighted average fair value	$39.11

The following table summarizes activity related to unvested PSUs for the six months ended June 30, 2022.

	Preferred Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	300,913	39.11
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2022	300,913	$39.11

For the six months ended June 30, 2022, the Company recognized $247,000 of share-based compensation expense related to PSUs, which is included in general and administrative expense in the accompanying condensed consolidated statements of income. As of June

30, 2022, there was approximately $11.5 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 2.9 years. As of and for the six months ended June 30, 2021 there was no share-based compensation expense and no unamortized expense related to PSUs.

Sitio OpCo Restricted Stock Awards

In connection with the Merger, legacy Desert Peak owners (the "Merger Sponsors"), desired to assign, transfer and convey their rights to receive a portion of their Merger Consideration to our executive officers as an incentive to continue to serve as executive officers following the Merger. The Merger Consideration consists of units of Sitio Royalties OpCo Partnership (“OpCo units”) and an equal number of shares of Class C Common Stock. The conveyance of Merger Consideration, which consists of Class C Common Stock, is deemed to be a grant of restricted stock awards (each, an "RSA") to our executive officers. Each Sitio OpCo RSA is expected to vest in equal installments on the first four anniversaries of June 6, 2022. The Company estimates the fair value of the RSAs as the closing price of the Company’s Class C Common Stock on the grant date of the award, which is expensed over the applicable vesting period.

The following table summarizes activity related to unvested Sitio OpCo RSAs for the six months ended June 30, 2022.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	309,527	29.12
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2022	309,527	$29.12

For the six months ended June 30, 2022, the Company recognized $148,000 of share-based compensation expense related to the Sitio OpCo RSAs, which is included in general and administrative expense in the accompanying condensed consolidated statements of income. As of June 30, 2022, there was approximately $8.9 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs. That expense is expected to be recognized over a weighted average period of approximately 3.9 years. As of and for the six months ended June 30, 2021 there was no share-based compensation expense and no unamortized expense related to the Sitio OpCo RSAs.

11. Warrants

In July 2017, the Company consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant (the “Public Warrants”). As a result of the Merger, the Company’s warrants were adjusted such that four whole Public Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $2.00, it is categorized as an Extraordinary Dividend. Extraordinary Dividends reduce, penny for penny, the exercise price of the Warrants. As of June 30, 2022, the exercise price of the Warrants was $44.84 after giving effect to the Reverse Stock Split and after the Extraordinary Dividend that was paid in May 2022. The Public Warrants will expire in August 2023 or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $72.00 per share, after giving effect to the Reverse Stock Split, for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Upon closing of the Company’s IPO, Osprey Sponsor, LLC (the “IPO Sponsor”) purchased an aggregate of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant. As a result of the Merger, the Company's Private Placement Warrants were adjusted such that four Private Placement Warrants are exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. The Private Placement Warrants are identical to the Public Warrants discussed above, except (a) they will not be redeemable by the Company so long as they are held by the IPO Sponsor and (b) they may be exercisable by the holders on a cashless basis.

The Company accounted for the Public Warrants and Private Placement Warrants in accordance with ASC 815 – Derivatives and Hedging (“ASC 815”). ASC 815 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract. Therefore, the Warrants were recorded at fair value at the time of the Merger and are remeasured at each reporting period with the change in fair value recorded in the statements of income. As of June 30, 2022, there were 13,749,998 Public Warrants outstanding and 7,500,000 Private Placement Warrants outstanding. There were no Warrants outstanding for the Predecessor as of December 31, 2021. The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of the reporting period. The fair value of the Public Warrants as of June 30, 2022 was $2.6 million. The fair value of the Private Placement Warrants was estimated utilizing a Black-Scholes model using the following range of significant unobservable inputs (Level 3) as of June 30, 2022:

Stock price	$23.18
Volatility	43.9%
Risk-free rate	2.80%
Dividend yield	8.63%
Term	1.2 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value using significant unobservable inputs (Level 3) from the date of the Merger through June 30, 2022 (in thousands). There were no warrants outstanding for the Predecessor prior to the date of the Merger.

Balance at June 7	$2,213
Decrease in fair value	(1,519)
Balance at June 30	$694

12. Derivative Instruments

Commodity Derivatives

The Company may enter into commodity derivative contracts to manage its exposure to oil and gas price volatility associated with its production. These derivatives are not entered into for trading or speculative purposes. While the use of these instruments limits the downside risk of adverse commodity price changes, their use may also limit future cash flows from favorable commodity price changes. Depending on acquisitions consummated, changes in oil and gas futures markets, and management’s view of underlying supply and demand trends, the Company may increase or decrease its derivative positions. The Company’s commodity derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses on commodity derivatives are recognized in the Company’s statement of income.

The Company may utilize fixed price swaps, basis swaps, and two- and three-way collars to manage commodity price risks. The Company has entered into these contracts when management believes that favorable future sales prices for the Company’s production can be secured and acquisitions consummated are accretive. Under fixed price swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. The Company may also enter into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price that is representative of the price received by many of our operators. Under the collars, the Company receives the difference between the published index price and a floor price if the index price is below the floor price or the Company pays the difference between the ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index is between the floor and the ceiling. By utilizing a collar, the Company has fixed the minimum and maximum prices received on the underlying production.

The Company’s oil and gas swap contracts as of June 30, 2022 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
July 2022 - December 2022	2,200	$106.31
January 2023 - December 2023	3,050	$93.71
January 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
July 2022 - December 2022	500	$4.63
January 2023 - December 2023	500	$3.83
January 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of June 30, 2022 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 – June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July 2022 - December 2022	6,000	$6.00	$9.69
January 2023 - December 2023	8,500	$4.82	$7.93
January 2024 - December 2024	11,400	$4.00	$7.24
January 2025 – June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of June 30, 2022. The Company was not party to any derivative contracts as of December 31, 2021.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

	June 30, 2022
	Balance sheet location	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$7,099
Commodity contracts	Long-term assets	12,217

Total asset derivatives		$19,316

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—
Commodity contracts	Long-term liabilities	—

Total liability derivatives		$—

Net derivatives		$19,316

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the condensed consolidated balances sheet (in thousands):

	June 30, 2022
	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$27,093	$(7,777)	$19,316
Commodity derivative liabilities	$(7,777)	$7,777	$—

The following table is a summary of derivative gains and losses, and where such values are recorded in the condensed consolidated statements of income for the six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended		Six Months Ended
	Statement of income location	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Commodity derivative gain	Other expense	$20,010	$—	$18,895	$—

The fair value of commodity derivative instruments was determined using Level 2 inputs.

Credit Risk in Derivative Instruments

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All commodity derivative counterparties are current lenders under our Revolving Credit Facility. Accordingly, the Company is not required to provide any credit support to its commodity derivative counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. The Company’s commodity derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. The Company has set-off provisions with its lenders that, in the event of counterparty default, allow the Company to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for commodity derivative contract liabilities.

13. Fair Value Measurement

The Company is subject to ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by Management. Management considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to Management’s perceived risk of that instrument.

Level 1 – Fair values are based on unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets.

Level 2 – Fair values are based on quoted prices for markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 – Inputs that are unobservable and significant to the overall fair value measurement and include situations where there is little, if any, market activity for the asset or liability.

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. The fair value represents Management’s best estimate using the inputs available as of June 30, 2022 and 2021. No impairment of proved properties was recorded for the six months ended June 30, 2022 and 2021.

The fair value of the Company’s derivative instruments (Level 2) was estimated using discounted cash flows and credit risk adjustments. See “Note 12 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

The fair value of the Company’s Public Warrants was determined using readily observable publicly-traded prices (Level 1) for the warrants as of June 30, 2022. The fair value of the Company’s Private Placement Warrants were estimated utilizing a Black-Scholes model using a range of significant unobservable inputs (Level 3). See “Note 11 – Warrants” for further information on the fair value of the Company’s Public Warrants and Private Placement Warrants.

The carrying values of cash, accrued revenue, accounts receivable, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to our Bridge Loan Facility and Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2).

Certain nonfinancial assets and liabilities, such as assets and liabilities acquired in a business combination, are measured at fair value on a nonrecurring basis on the acquisition date and are subject to fair value adjustments under certain circumstances. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and include factors such as estimates of proved and unproved reserves, future operating costs, and a risk-adjusted discount rates (Level 3).

Mineral assets not acquired through a business combination are measured at fair value on a nonrecurring basis on the acquisition date. The original purchase price of mineral assets is allocated between proved and unproved reserves based on the estimated fair values. Inputs used to determine such fair value are primarily based upon internally-developed engineering and geology models, publicly-available drilling disclosures, and publicly-available data regarding the purchase price paid by various parties related to unproved property (Level 3).

14. Income Taxes

The Company uses the asset and liability method for accounting for income taxes and updates its annual effective income tax rate on a quarterly basis. Under this method an estimated annual effective rate is applied to the Company's year-to-date income but for discrete items which are recorded when settled. Our effective tax rate may vary quarterly because of the mix and timing of our actual earnings compared to annual projections which may affect periodic comparisons.

Income tax expense was $2.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively, resulting in an effective tax rate of 3.0% and 2.3% for the three and six months ended June 30, 2022, respectively.

Total income tax expense for the three and six months ended June 30, 2022 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company's temporary equity.

15. Commitments and Contingencies

The following table is a schedule of future minimum lease commitments for leases of office space under operating leases as of June 30, 2022 (in thousands):

Year	Total
Remainder of 2022	$364
2023	741
2024	758
2025	653
2026	643
2027	658
Thereafter	875
Total	$4,692

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings, lawsuits, and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management does not believe that the resolution of these matters will have a material adverse impact on our financial condition, cash flows or results of operations.

16. Related Party Transactions

The Predecessor was founded by Kimmeridge Energy Management Company, LLC (collectively with its affiliates, “Kimmeridge” or the “Manager”).

Common Control Transaction

The Predecessor had acquired oil and gas properties from separate limited partnerships whereby the general partner of the Predecessor and the general partner of the separate limited partnerships were affiliated. These transactions were accounted for as a reduction to partners’ capital as the affiliated entities were under common control. The following transaction was completed during the year ended December 31, 2021:

Delaware Basin ORRIs Acquisition

In October 2020, another partnership owned and managed by Kimmeridge acquired a 2.0% (on an 8/8ths basis) overriding royalty interest in all of Callon’s operated assets in the Delaware Basin, proportionately reduced to Callon’s net revenue interest.

In June 2021, the Predecessor entered into a definitive agreement to acquire 84% of the Delaware Basin portion of the Chambers ORRI from Chambers Minerals, LLC, a subsidiary of Fund V. Immediately following the consummation of the contributions of assets to the Predecessor, Chambers HoldCo, LLC (the managing member of Chambers Minerals, LLC) was issued equity in DPM HoldCo. As the general partner of Fund V and the General Partner of the Predecessor were affiliated, the transaction was required to be and was subsequently approved by the Predecessor’s Limited Partner Advisory Committee in June 2021.

The Chambers Acquisition was accounted for as an asset acquisition. The Chambers Acquisition was also accounted for as a transaction between entities under common control; the controlling ownership and management of the general partner of Fund V and the general partner of the Predecessor had significant overlap, including responsibility for the management, control, and direction of the business affairs of the respective partnerships. As the Predecessor and Fund V are entities under common control, the Predecessor recorded the acquisition utilizing the properties’ net book value. The properties acquired by the Predecessor had a historical net book value to Fund V at the time of sale of approximately $60.6 million ($45.3 million was allocated to unproved property and $15.3 million was allocated to proved property). Accordingly, the $37.5 million excess of the fair value of the properties above their net book value was recorded as a decrease to partners’ capital at the date of the transaction.

Predecessor Management Fees

The Predecessor entered into a management services arrangement with the Manager. For the three months ended June 30, 2022 and 2021 , the Manager earned and was paid approximately $1.4 million and $1.9 million in Management fees relating to management services, respectively. For the six months ended June 30, 2022 and 2021 the Manager earned and was paid approximately $3.2 million and $3.7 million in Management Fees relating to management services, respectively. This arrangement terminated in connection with the Merger.

Cost Reimbursements and Allocations from Affiliates

General and administrative expenses and certain capitalizable costs are not directly associated with the generation of the Predecessor’s revenues and include costs such as employee compensation, office expenses and fees for professional services. These costs were allocated on a “time spent” basis, a pro rata basis, or by another manner which was designed to be fair and equitable. Some of those costs were incurred on the Predecessor’s behalf and allocated to the Predecessor by the Manager and its affiliates and reimbursed by the Predecessor. These costs may not be indicative of costs incurred by the Predecessor had such services been provided by an unaffiliated company during the period presented. We have not estimated what these costs and expenses would be if they were incurred by the Predecessor on a standalone basis as such estimate would be impractical and lack precision. We believe the methodology utilized by Kimmeridge Operations, LLC (a subsidiary of the Manager, “Kimmeridge Operations”) and the Manager for the allocation of these costs to be reasonable.

From time to time, the Predecessor reimbursed Kimmeridge Operations and the Manager for general and administrative expenses. Kimmeridge Operations staff performed land and administrative services on behalf of the Predecessor and the Predecessor reimbursed the Manager for investment and expenses prefunded on behalf of the Predecessor. For the three months ended June 30, 2022 and 2021, the Predecessor incurred approximately $25,000 and $1.2 million for these costs. For the six months ended June 30, 2022 and 2021, the Predecessor incurred approximately $105,000 and $2.4 million related to these services. As of June 30, 2022, there were no amounts due to Kimmeridge Operations or the Manager. As of December 31, 2021, approximately $142,000 was due to the Manager.

17. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Cash Dividends

On August 8, 2022, the Company declared a cash dividend of $0.71 per share of Class A and Class C Common Stock. The dividend is payable on August 31, 2022 to the stockholders of record at the close of business on August 15, 2022.

First Amendment to 364-Day Bridge Loan Agreement

On July 8, 2022 Sitio OpCo and the other guarantors party thereto entered into that certain First Amendment to Bridge Loan Agreement (the “Bridge Amendment”), pursuant to which the original Bridge Loan Agreement was amended to provide additional delayed draw term loan commitments in an aggregate principal amount of $175.0 million for total commitments of $425.0 million. Sitio OpCo borrowed $175.0 million on July 26, 2022 to fund the Momentum Acquisition (defined below).

Second Amendment to Second Amended and Restated Credit Agreement

On the July 8, 2022, Sitio OpCo and the other guarantors party thereto entered into a Second Amendment to Credit Agreement (the “RBL Second Amendment”), pursuant to which the Revolving Credit Facility was amended to permit the additional borrowings under the Bridge Amendment and permit the transactions contemplated by the Bridge Amendment. The RBL Second Amendment waives the Borrowing Base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the RBL Second Amendment) up to an aggregate additional amount of $50 million, for a total of $450 million, if incurred within 30 days of the closing of the RBL Second Amendment to fund a portion of the purchase price of the Momentum Acquisition.

Momentum Acquisition

On July 26, 2022, the Company acquired approximately 12,200 net royalty acres from Momentum Minerals Operating, LP, Momentum Minerals Operating II, LP, Momentum Minerals Nominee, Inc., Momentum Minerals Nominee II, Inc. and Athene Annuity & Life Assurance Company (together, “Momentum”) for a purchase price of $213.3 million, net of $11.0 million of customary closing adjustments. $22.4 million of the purchase price was classified as a deposit as of June 30, 2022 (the "Momentum Acquisition"). The Momentum Acquisition was funded through borrowings under the Bridge Loan Agreement and borrowings under the Revolving Credit Facility, in addition to cash on hand.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of present or historical fact, included in this quarterly report concerning, among other things, strategy, future operations, financial condition, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such forward-looking statements, can be affected by assumptions used or by known or unknown risks or uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. Factors that could cause actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the following risks and uncertainties:

•
our ability to identify, complete and integrate operations or realize any anticipated benefits savings or growth of acquisitions of properties or businesses;
•
our ability to execute our business strategy;
•
changes in general economic conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia;
•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including the armed conflict in Ukraine and the potential destabilizing effect such conflict may pose for the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
•
the effect of change in commodity prices, including the volatility of realized oil and natural gas prices, as a result of the Russian invasion of Ukraine that has led to significant armed hostilities and a number of severe economic sanctions on Russia or otherwise;
•
the level of production on our properties;
•
overall and regional supply and demand factors, delays, or interruptions of production;
•
our ability to replace our oil and natural gas reserves;
•
general economic, business or industry conditions, including the cost of inflation;
•
competition in the oil and natural gas industry;
•
conditions in the capital markets and our ability, and the ability of our operators, to obtain capital or financing on favorable terms or at all;
•
title defects in the properties in which we invest;
•
risks associated with the drilling and operation of crude oil and natural gas wells, including uncertainties with respect to identified drilling locations and estimates of reserves;
•
the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•
restrictions on the use of water;
•
the availability of pipeline capacity and transportation facilities;
•
the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•
the effect of existing and future laws and regulatory actions, including federal and state legislative and regulatory initiatives relating to hydraulic fracturing;
•
future operating results;

•
risk related to our hedging activities;
•
exploration and development drilling prospects, inventories, projects, and programs;
•
the impact of reduced drilling activity in our focus areas and uncertainty in whether development projects will be pursued;
•
operating hazards faced by our operators;
•
technological advancements;
•
weather conditions, natural disasters and other matters beyond our control; and
•
certain risk factors discussed elsewhere in this quarterly report.

Should one or more of the risks or uncertainties described in this quarterly report, our Annual Report or any of our other SEC filings, occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We caution that the foregoing list of factors is not exclusive. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and we may be subject to currently unforeseen risks that may have a materially adverse effect on our company. All subsequent written and oral forward-looking statements concerning our company, or any person acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could impact our strategy. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that we expect our operators to ultimately recover. Should one or more of the risks or uncertainties described under “Risk Factors” in this quarterly report occur, Sitio’s actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this quarterly report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. The forward-looking statements speak only as of the date made and, other than as required by law, we do not undertake any obligation to update publicly or revise any of these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021, 2020, and 2019 of Kimmeridge Mineral Fund, L.P. in the Current Report on Form 8-K filed with the SEC on June 10, 2022 and interim unaudited condensed consolidated financial statements of Sitio Royalties Corp. and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by context, references to (a) the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Merger, Desert Peak and its subsidiaries and (ii) for periods subsequent to the closing of the Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak and (b) “KMF,” “KMF Land,” “Desert Peak,” or similar terms, when used in a historical context refer to our “Predecessor,” Kimmeridge Mineral Fund, LP, for financial reporting purposes.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors which include, but are not limited to market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital for mineral acquisitions, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

As of June 30, 2022, we owned mineral and royalty interests representing approximately 161,600 NRAs when adjusted to a 1/8th royalty. For the six months ended June 30, 2022, the average net daily production associated with our mineral and royalty interests was 11,897 BOE/d, consisting of 6,204 Bbls/d of oil, 19,699 Mcf/d of natural gas and 2,410 Bbls/d of NGLs. Since our Predecessor's formation in November 2016, we have accumulated our acreage position by making 184 acquisitions. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the six months ended June 30, 2022, our production and ad valorem taxes were approximately $5.02 per BOE, relative to an average realized price of $70.33 per BOE. We do not anticipate engaging in any activities, other than acquisitions, that will incur capital costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Merger Transaction

On June 7, 2022, Sitio Royalties Corp., a Delaware corporation, consummated the merger transactions contemplated by the Merger Agreement, dated as of January 11, 2022, by and among the Company, Sitio OpCo, Merger Sub, and Desert Peak, pursuant to which Merger Sub merged with and into Desert Peak, with Desert Peak continuing as the surviving entity in the Merger as a wholly owned subsidiary of Sitio OpCo. Shortly prior to the Closing Date, the Company changed its name from Falcon Minerals Corporation to Sitio Royalties Corp.

Credit Facility

On June 7, 2022, the Predecessor's Credit Agreement was amended and restated in its entirety pursuant to the Credit Agreement. The Credit Agreement has a scheduled maturity date in June 2026 and provides for an aggregate principal amount of up to $750 million. As of the Closing Date, the Credit Agreement had a $300 million borrowing base and $300 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15 million. Existing letters of credit in place under our Revolving Credit Facility immediately prior to the Closing Date are continued and now deemed issued under and governed by the terms of the Credit Agreement.

First Amendment to Second Amended and Restated Credit Agreement

On June 24, 2022, Sitio OpCo and the other guarantors party thereto entered into the RBL First Amendment, pursuant to which the Credit Agreement was amended to permit the borrowings under the Bridge Loan Agreement and permit the transactions contemplated by the Bridge Loan Agreement and the Foundation Acquisition. The RBL First Amendment waives the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the Amendment) up to an aggregate amount of $400 million incurred prior to the borrowing base redetermination scheduled to occur on or about October 1, 2022. The RBL First Amendment also amends the maturity date of the Credit Agreement to include a springing maturity date concept, pursuant to which the Credit Agreement would mature on the date that is 91 days prior to the maturity date of the Bridge Loan Agreement (or any refinancing thereof), if any portion of the Bridge Loan Facility remains outstanding on such date, and to be paid off and terminated with offering proceeds.

Second Amendment to Second Amended and Restated Credit Agreement

On July 8, 2022, Sitio OpCo and the other guarantors party thereto entered into the RBL Second Amendment to Credit Agreement, pursuant to which the Credit Agreement was amended to permit the additional borrowings under the Bridge Amendment (as described below) and permit the transactions contemplated by the Bridge Amendment. The RBL Second Amendment waives the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the RBL Second Amendment) up to an aggregate additional amount of $50 million if incurred within 30 days of the closing of the RBL Second Amendment to fund a portion of the purchase price of the Momentum Acquisition.

364-Day Bridge Loan Agreement

On June 24, 2022, Sitio OpCo, a wholly owned subsidiary of Sitio Royalties Corp, as borrower, entered into the Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the Lenders, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers. The Bridge Loan Agreement provides for a 364-day term loan credit facility in the aggregate principal amount of $250.0 million. The Bridge Loan Facility matures on June 23, 2023.

On July 8, 2022 Sitio OpCo and the other guarantors party thereto entered into the Bridge Amendment, pursuant to which the Original Bridge Loan Agreement was amended to provide additional delayed draw term loan commitments in an aggregate principal amount of $175.0 million for total commitments of $425.0 million. We borrowed $175.0 million on July 26, 2022 to fund the Momentum Acquisition.

Acquisitions

As of June 30, 2022, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 184 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier Basins designed to increase our cash flows per share. In connection with the market conditions resulting from the COVID-19 pandemic, our acquisition activity saw a significant decline during 2020 but rebounded in 2021.

On June 26, 2022, the Company completed the acquisition of approximately 19,700 net royalty acres in the Permian Basin from Foundation for approximately $320.6 million. The Foundation Acquisition was funded by borrowings under the Revolving Credit Facility as well as proceeds from the Bridge Loan Facility and cash on hand.

On July 26, 2022, the Company acquired approximately 12,200 net royalty acres from Momentum for a purchase price of $224 million, of which $22.4 million was classified as a deposit as of June 30, 2022. The Momentum Acquisition was funded through the Bridge Loan Facility and the Revolving Credit Facility, in addition to cash on hand.

Production and Operations

Our average daily production during the three months ended June 30, 2022 and 2021 was 12,402 BOE/d (52% crude oil) and 5,337 BOE/d (47% crude oil), respectively. For the three months ended June 30, 2022, we received an average of $109.87 per Bbl of crude oil, $6.55 per Mcf of natural gas and $42.29 per Bbl of NGLs, for an average realized price of $76.65 per BOE. For the three months ended June 30, 2021, we received an average of $62.79 per Bbl of crude oil, $2.74 per Mcf of natural gas and $25.99 per Bbl of NGLs, for an average realized price of $40.39 per BOE.

Our average daily production during the six months ended June 30, 2022 and 2021 was 11,897 BOE/d (52% crude oil) and 5,112 BOE/d (45% crude oil), respectively. For the six months ended June 30, 2022, we received an average of $101.37 per Bbl of crude oil, $5.64 per Mcf of natural gas and $40.17 per Bbl of NGLs, for an average realized price of $70.33 per BOE. For the six months ended June 30, 2021, we received an average of $59.19 per Bbl of crude oil, $3.22 per Mcf of natural gas and $27.44 per Bbl of NGLs, for an average realized price of $38.98 per BOE.

As of June 30, 2022, we had 9,047 gross (78.9 net) producing horizontal wells on our acreage. Additionally, as of June 30, 2022, there were 1,056 gross (6.2 net) horizontal wells in various stages of drilling or completion and 975 gross active horizontal drilling permits on our acreage.

COVID-19 Pandemic

The initial outbreak of COVID-19 caused a disruption to the oil and natural gas industry and to our business by, among other things, contributing to a significant decrease in global crude oil demand and the price for oil in 2020. This disruption was somewhat alleviated in 2021 and 2022, with the increase in domestic vaccination programs and reduced spread of the COVID-19 virus contributing to an improvement in the economy and higher realized prices for commodities. Since mid-2020 through mid-2022, oil prices have generally improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. However, the current price environment remains uncertain as responses to the COVID-19 pandemic and newly emerging variants of the virus continue to evolve. Many operators have resumed or increased drilling and completion activities compared to activity levels in 2020 in connection with the increase in commodity prices since mid-2020. Given the dynamic nature of these events, the Company cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist and the impacts on our business from the COVID-19 pandemic, efforts to fight the pandemic and other market events.

The impact of recent developments in Ukraine

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, has contributed to significant increases and volatility in the price for oil and natural gas, with the posted price for WTI reaching a high of $123.64 per barrel in March 2022. This volatility could negatively impact commodity prices and cause rising inflation that could impact demand for refined products. Given the uncertain timing of a return of refined product demand to historical levels, the extent these events will have an impact on our results of operations is unclear. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. The Russian conflict with Ukraine continues to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Regulatory Update

Proposed SEC Climate Disclosure Rules

On March 21, 2022, the U.S. Securities and Exchange Commission proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we or our operators could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.

How We Evaluate Our Operations

We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•
volumes of oil, natural gas and NGLs produced;
•
number of producing wells, spud wells and permitted wells;
•
commodity prices; and
•
Adjusted EBITDA.

Volumes of Oil, Natural Gas and NGLs Produced

In order to track and assess the performance of our assets, we monitor and analyze our production volumes from our mineral and royalty interests. We also regularly compare projected volumes to actual reported volumes and investigate unexpected variances.

Producing Wells, Spud Wells and Permitted Wells

In order to track and assess the performance of our assets, we also constantly monitor the number of permitted wells, spud wells, completions, and producing wells on our mineral and royal interests in an effort to evaluate near-term production growth.

Commodity Prices

Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a low of negative ($36.98) per barrel in April 2020 to a high of $123.64 per barrel in March 2022. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.

Oil. The substantial majority of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. The majority of our oil production is priced at the prevailing market price with the final realized price affected by both quality and location differentials.

The chemical composition of crude oil plays an important role in its refining and subsequent sale as petroleum products. As a result, variations in chemical composition relative to the benchmark crude oil, usually WTI, will result in price adjustments, which are often referred to as quality differentials. The characteristics that most significantly affect quality differentials include the density of the oil, as characterized by its API gravity, and the presence and concentration of impurities, such as sulfur.

Location differentials generally result from transportation costs based on the produced oil’s proximity to consuming and refining markets and major trading points.

Natural Gas. The New York Mercantile Exchange, Inc. (“NYMEX”) price quoted at Henry Hub is a widely used benchmark for the pricing of natural gas in the United States. The actual prices realized from the sale of natural gas differ from the quoted NYMEX price as a result of quality and location differentials.

Quality differentials result from the heating value of natural gas measured in Btus and the presence of impurities, such as hydrogen sulfide, carbon dioxide and nitrogen. Natural gas containing ethane and heavier hydrocarbons has a higher Btu value and will realize a higher volumetric price than natural gas that is predominantly methane, which has a lower Btu value. Natural gas with a higher concentration of impurities will realize a lower price due to the presence of the impurities in the natural gas when sold or the cost of treating the natural gas to meet pipeline quality specifications.

Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end-user markets.

NGLs. NGL pricing is generally tied to the price of oil, but varies based on differences in liquid components and location.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP supplemental financial measure used by our management and by external users of our financial statements such as investors, research analysts and others to assess the financial performance of our assets and their ability to sustain dividends over the long term without regard to financing methods, capital structure or historical cost basis.

We define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for taxes, (c) depreciation, depletion and amortization, (d) non-cash share-based compensation expense, (e) impairment of oil and natural gas properties, (f) gains or losses on unsettled derivative instruments, (g) change in fair value of warrant liability, (h) write off of deferred offering costs, (i) management fee to affiliates, and (j) one-time transaction costs. Adjusted EBITDA is not a measure determined by GAAP.

This non-GAAP financial measure does not represent and should not be considered an alternative to, or more meaningful than, its most directly comparable GAAP financial measure or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Non-GAAP financial measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA may differ from computations of similarly titled measures of other companies.

Sources of Revenue

Our revenues are primarily derived from mineral and royalty payments received from our E&P operators based on the sale of crude oil, natural gas and NGLs production from our interests. Our revenues may vary significantly from period to period because of changes in commodity prices, production mix and volumes of production sold by our E&P operators. For the six months ended

June 30, 2022 and 2021, mineral and royalty revenue made up 98% and 98%, respectively, of our total revenue. As a result of our royalty income production mix, our income is more sensitive to fluctuations in crude oil prices than it is to fluctuations in natural gas or NGLs prices. Crude oil, natural gas and NGL prices have historically been volatile, and we expect this volatility to continue. Additionally, we earn lease bonus income by leasing our mineral interests to exploration and production companies and income from delay rentals and easements.

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Crude oil sales	74%	74%	74%	68%
Natural gas sales	14%	13%	13%	17%
NGL sales	11%	13%	11%	13%
Lease bonus and other income	1%	0%	2%	2%
Total revenues	100%	100%	100%	100%

Principal Components of Our Cost Structure

The following is a description of the principal components of our cost structure. As a mineral and royalty owner, we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs, which reduce the amount of revenue we recognize. Unlike E&P operators and owners of working interests in oil and gas properties, we are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production.

Production and Ad Valorem Taxes

Production taxes are paid at fixed rates on produced crude oil and natural gas based on a percentage of revenues from products sold, established by federal, state or local taxing authorities. The E&P companies who operate on our interests withhold and pay our pro rata share of production taxes on our behalf. We directly pay ad valorem taxes in the counties where our properties are located. Ad valorem taxes are generally based on the appraised value of our crude oil, natural gas and NGLs properties.

Gathering, Processing and Transportation Costs

Gathering, processing and transportation costs are representative of the costs to process and transport our respective volumes to applicable sales points. The terms of the lease with the applicable E&P operator on our interests determines if the operator is able to pass through these costs to us by deducting a pro rata portion of such costs from our production revenues.

General and Administrative

General and administrative expenses consist of costs incurred related to overhead, including executive and other employee compensation and related benefits, office expenses and fees for professional services such as audit, tax, legal and other consulting services. Some of those costs were incurred on our behalf by the Predecessor's general partner and its affiliates and reimbursed by the Predecessor. For example, the Predecessor reimbursed an affiliate of our general partner for personnel costs on our behalf. As a result of the Merger, we incur incremental general and administrative expenses relating to SEC reporting requirements, including annual and quarterly reports, tax return preparation and dividend expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, independent auditor fees, legal expenses and investor relations expenses. These incremental general and administrative expenses are not reflected in the Predecessor financial statements.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) is the systematic expensing of capitalized costs. Under the successful efforts method of accounting, capitalized costs of our proved crude oil, natural gas and NGLs mineral interest properties are depleted on a unit-of-production basis based on proved crude oil, natural gas and NGLs reserve quantities. Our estimates of crude oil, natural gas and NGLs reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the rate of depletion related to our crude oil, natural gas and NGLs properties. DD&A also includes the expensing of office leasehold costs and equipment.

Interest Expense

We finance a portion of our working capital requirements and acquisitions with borrowings under our Revolving Credit Facility and Bridge Loan Facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our Revolving Credit Facility and Bridge Loan Facility and amortization of debt issuance costs in interest expense on our statements of income.

Income Tax Expense

As a result of the Merger, we are subject to U.S. federal and state taxes as a corporation. We are also subject to the Texas margin tax, which is a state franchise tax, and certain state income taxes.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our Predecessor's results of operations for the periods presented, primarily for the reasons described below.

Surface Rights

The Predecessor's historical consolidated financial statements are based on our financial statements prior to the Merger. The assets acquired in connection with the Merger do not include the Predecessor’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, which are included in our Predecessor's historical financial statements but were not contributed to the post-combination company following the closing of the Merger. As a result, the historical consolidated financial data may not give you an accurate indication of what the actual results would have been if the Merger had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Management Fees

The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, a Director, is a managing member. Fees incurred under the agreement totaled approximately $3.2 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. We will not incur future expense under the agreement as a result of the Merger. Additionally, certain other expenses associated with the limited partnership structure of the Predecessor will not be incurred by us in future periods.

Acquisitions

Our Predecessor's financial statements as of and for the six months ended June 30, 2021 do not include the results of operations for the assets acquired in the Chambers Acquisition, Rock Ridge Acquisition, Source Acquisition, the Merger and Foundation Acquisition. As a result, our Predecessor's financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.

In addition, we plan to pursue potential accretive acquisitions of additional mineral and royalty interests. We believe we will be well positioned to acquire such assets and, should such opportunities arise, identifying and executing acquisitions will be a key part of our strategy. However, if we are unable to make acquisitions on economically acceptable terms, our future growth may be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to pay dividends to stockholders in the short-term.

Debt and Interest Expense

As a public company, we may finance a portion of our acquisitions with borrowings under our Revolving Credit Facility. As a result, we will incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

Public Company Expenses

As a result of the Merger, we incur incremental general and administrative expenses as a result of Kimmeridge no longer providing services to us and as a result of operating as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, independent auditor fees, independent reserve engineer fees, legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. These incremental general and administrative expenses are not reflected in our Predecessor's financial statements. Additionally, as a result of the Merger, we have hired additional employees, including accounting, engineering and land personnel, in order to comply with requirements of being a publicly traded company.

Income Taxes

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor's financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor's financial statements was the Texas margin tax and certain state income taxes, to which we will continue to be subject as a corporation.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Statement of Income Data:
Revenue:
Total Revenue	$87,804	$19,671
Operating Expenses:
Management fees to affiliates	1,371	1,870
Depreciation, depletion and amortization	19,912	8,936
General and administrative	6,675	1,105
General and administrative—affiliates	—	1,050
Severance and ad valorem taxes	6,950	1,453
Total operating expenses	34,908	14,414
Net income from operations	52,896	5,257
Interest expense (net)(1)	(1,942)	(218)
Change in fair value of warrant liability	3,306	—
Commodity derivatives gains	20,010	—
Net income before income tax expense	74,270	5,039
Income tax expense	(2,257)	(20)
Net income	72,013	5,019
Net income attributable to Predecessor	(39,582)	(5,019)
Net income attributable to temporary equity	(26,271)	—
Net income attributable to stockholders	$6,160	$—

(1)
Interest expense is presented net of interest income.

	Three Months Ended June 30,
	2022	2021
Production Data:
Crude oil (Mbbls)	588	230
Natural gas (Mmcf)	1,871	929
NGLs (Mbbls)	229	100
Total (MBOE)(6:1)	1,129	485
Average daily production (BOE/d)(6:1)	12,402	5,337
Average Realized Prices:
Crude oil (per Bbl)	$109.87	$62.79
Natural gas (per Mcf)	$6.55	$2.74
NGLs (per Bbl)	$42.29	$25.99
Combined (per BOE)	$76.65	$40.39
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$109.35	$62.79
Natural gas (per Mcf)	$6.49	$2.74
NGLs (per Bbl)	$42.29	$25.99
Combined (per BOE)	$76.28	$40.39

Revenue

Our consolidated revenues for the three months ended June 30, 2022 totaled $87.8 million as compared to $19.7 million for the three months ended June 30, 2021, an increase of 346%. The increase in revenues was due to an increase of $66.9 million in mineral and royalty revenue and an increase of $1.2 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased commodity prices, production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the three months ended June 30, 2022 was $64.6 million as compared to $14.5 million for the three months ended June 30, 2021, an increase of $50.1 million. An increase of $47.08/Bbl in our average price received for oil production, from $62.79/Bbl for the three months ended June 30, 2021 to $109.87/Bbl for the three months ended June 30, 2022, accounted for an approximate $27.7 million increase in our year-over-year oil revenue. Additionally, we realized a $22.4 million increase in year-over-year oil revenue due to a 155% increase in oil production volumes, which increased from 230 Mbbls for the three months ended June 30, 2021 to 588 Mbbls for the three months ended June 30, 2022.

Natural gas revenue for the three months ended June 30, 2022 was $12.2 million as compared to $2.5 million for the three months ended June 30, 2021, an increase of $9.7 million. An increase of $3.81/Mcf in our average price received for gas production, from $2.74/Mcf for the three months ended June 30, 2021 to $6.55/Mcf for the three months ended June 30, 2022, accounted for an approximate $7.1 million increase in our year-over-year gas revenue. Additionally, we realized a $2.6 million increase in year-over-year gas revenue due to a 101% increase in gas production volumes, which increased from 929 MMcf for the three months ended June 30, 2021 to 1,871 MMcf for the three months ended June 30, 2022.

NGLs revenue for the three months ended June 30, 2022 was $9.7 million as compared to $2.6 million for the three months ended June 30, 2021, an increase of $7.1 million. An increase of $16.30/Bbl in our average price received for NGLs production, from $25.99/Bbl for the three months ended June 30, 2021 to $42.29/Bbl for the three months ended June 30, 2022, accounted for an approximate $3.7 million increase in our year-over-year NGLs revenue. Additionally, we realized a $3.4 million increase in year-over-year NGLs revenue due to a 128% increase in NGLs production volumes, which increased from 100 MBbls for the three months ended June 30, 2021 to 229 MBbls for the three months ended June 30, 2022.

Lease bonus revenue for the three months ended June 30, 2022 was $0.7 million as compared to $46,000 for the three months ended June 30, 2021. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the three months ended June 30, 2022 were $0.5 million as compared to $9,000 for the three months ended June 30, 2021, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees to the Predecessor's affiliates expense was $1.4 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $0.5 million was due to the Merger as the Company will no longer incur any management fees.

Depreciation, depletion and amortization expense was $19.9 million for the three months ended June 30, 2022 as compared to $8.9 million for the three months ended June 30, 2021, an increase of $11.0 million, or 123%. The increase was primarily due to a 132% increase in year-over-year production and a higher depletion rate, which increased from $18.10 per BOE for the three months ended June 30, 2021 to $17.48 per BOE for the three months ended June 30, 2022.

General and administrative expense was $6.7 million for the three months ended June 30, 2022 as compared to $1.1 million for the three months ended June 30, 2021, an increase of $5.6 million, or 504%. The increase was primarily due to increased personnel costs due to increased headcount for the three months ended June 30, 2022, public transaction costs related to the Merger, and expenses as a result of operating as a publicly traded company.

General and administrative—affiliates expense was $1.1 million for the three months ended June 30, 2021. We did not incur any General and administrative—affiliates expense for the three months ended June 30, 2022. The decrease was primarily a result of decreased reimbursement to our Predecessor's general partner for services provided on our behalf, including personnel costs and costs relating to the performance of land and administrative services in respect of our acquisition of mineral and royalty interests. These costs were captured in the General and administrative expense line item for the three months ended June 30, 2022.

On a combined basis, the General and administrative expense and General and administrative expense—affiliates expense was $6.7 million for the three months ended June 30, 2022 as compared to $2.2 million for the three months ended June 30, 2021, an increase of $4.5 million, or 210%, primarily due to $2.0 million of transaction costs related to the Merger, $1.0 million of share-based compensation expense, $0.5 million of additional employee compensation due to increased headcount, $0.9 million of additional other professional services, and $0.1 million of additional rent expense.

Severance and ad valorem taxes were $7.0 million for the three months ended June 30, 2022 as compared to $1.5 million for the three months ended June 30, 2021, an increase of $5.5 million or 378%. The increase was primarily due to an increase in severance taxes in conjunction with the year-over-year increase in commodity prices and increased production volumes from our acquisitions of additional mineral and royalty interests and existing interests.

Interest expense of approximately $1.9 million and $218,000 during the three and six months ended June 30, 2022 and 2021, respectively, relates to interest incurred on borrowings under our Revolving Credit Facility and Bridge Loan Facility. The increase in interest expense was due to higher average borrowings under the facilities during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to funding the Merger and acquisitions in the three months ended June 30, 2022.

The fair value of the warrant liability decreased by $3.3 million from the date of the Merger through June 30, 2022, whereas there were no changes to the fair value of the warrant liability for the three months ended June 30, 2021. The change is attributable to a decrease in the market price of both the Public Warrants and Private Placement Warrants.

Commodity derivatives gains totaled $20.0 million for the three months ended June 30, 2022, whereas there were no derivatives gains or losses for the three months ended June 30, 2021. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from our recent acquisitions.

Income tax expense increased from $20,000 for the three months ended June 30, 2021 to $2.3 million for the three months ended June 30, 2022. The increase was primarily due to current and deferred income taxes due to our classification as a taxable corporation subsequent to the Merger, whereas the Predecessor was not subject to Federal income taxes during the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Statement of Income Data:
Revenue:
Total Revenue	$154,167	$36,719
Operating Expenses:
Management fees to affiliates	3,241	3,740
Depreciation, depletion and amortization	35,297	15,801
General and administrative	10,662	1,278
General and administrative—affiliates	74	3,217
Severance and ad valorem taxes	10,804	2,574
Total operating expenses	60,078	26,610
Net income from operations	94,089	10,109
Interest expense (net)(1)	(3,110)	(524)
Change in fair value of warrant liability	3,306	—
Commodity derivatives gains	18,895	—
Net income before income tax expense	113,180	9,585
Income tax expense	(2,645)	(90)
Net income	110,535	9,495
Net income attributable to Predecessor	(78,104)	(9,495)
Net income attributable to temporary equity	(26,271)	—
Net income attributable to stockholders	$6,160	$—

(1)
Interest expense is presented net of interest income.

	Six Months Ended June 30,
	2022	2021
Production Data:
Crude oil (Mbbls)	1,123	420
Natural gas (Mmcf)	3,565	1,954
NGLs (Mbbls)	436	180
Total (MBOE)(6:1)	2,153	926
Average daily production (BOE/d)(6:1)	11,897	5,112
Average Realized Prices:
Crude oil (per Bbl)	$101.37	$59.19
Natural gas (per Mcf)	$5.64	$3.22
NGLs (per Bbl)	$40.17	$27.44
Combined (per BOE)	$70.33	$38.98
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$101.10	$59.19
Natural gas (per Mcf)	$5.60	$3.22
NGLs (per Bbl)	$40.17	$27.44
Combined (per BOE)	$70.14	$38.98

Revenue

Our consolidated revenues for the six months ended June 30, 2022 totaled $154.2 million as compared to $36.7 million for the six months ended June 30, 2021, an increase of 320%. The increase in revenues was due to an increase of $115.4 million in mineral and royalty revenue and an increase of $2.1 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased commodity prices, production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the six months ended June 30, 2022 was $113.8 million as compared to $24.8 million for the six months ended June 30, 2021, an increase of $89.0 million. An increase of $42.18/Bbl in our average price received for oil production, from $59.19/Bbl for the six months ended June 30, 2021 to $101.37/Bbl for the six months ended June 30, 2022, accounted for an approximate $47.4 million increase in our year-over-year oil revenue. Additionally, we realized a $41.6 million increase in year-over-year oil revenue due to a 168% increase in oil production volumes, which increased from 420 Mbbls for the six months ended June 30, 2021 to 1,123 Mbbls for the six months ended June 30, 2022.

Natural gas revenue for the six months ended June 30, 2022 and 2021 was $20.1 million as compared to $6.3 million for the six months ended June 30, 2021, an increase of $13.8 million. An increase of $2.42/Mcf in our average price received for gas production, from $3.22/Mcf for the six months ended June 30, 2021 to $5.64/Mcf for the six months ended June 30, 2022, accounted for an approximate $8.6 million increase in our year-over-year gas revenue. Additionally, we realized a $5.2 million increase in year-over-year gas revenue due to a 82% increase in gas production volumes, which increased from 1,954 MMcf for the six months ended June 30, 2021 to 3,565 MMcf for the six months ended June 30, 2022.

NGLs revenue for the six months ended June 30, 2022 was $17.5 million as compared to $4.9 million for the six months ended June 30, 2021, an increase of $12.6 million. An increase of $12.73/Bbl in our average price received for NGLs production, from $27.44/Bbl for the six months ended June 30, 2021 to $40.17/Bbl for the six months ended June 30, 2022, accounted for an approximate $5.5 million increase in our year-over-year NGLs revenue. Additionally, we realized a $7.1 million increase in year-over-year NGLs revenue due to a 142% increase in NGLs production volumes, which increased from 180 MBbls for the six months ended June 30, 2021 to 436 MBbls for the six months ended June 30, 2022.

Lease bonus revenue for the six months ended June 30, 2022 was $2.0 million as compared to $86,000 for the six months ended June 30, 2021. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the six months ended June 30, 2022 were $732,000 as compared to $564,000 for the six months ended June 30, 2021, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees to the Predecessor's affiliates expense was $3.2 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $0.5 million was due to the Merger, as the Company will no longer incur any management fees.

Depreciation, depletion and amortization expense was $35.3 million for the six months ended June 30, 2022 as compared to $15.8 million for the six months ended June 30, 2021, an increase of $19.5 million, or 123%. The increase was primarily due to 133% increase in year-over-year production offset by a lower depletion rate, which decreased from $16.76 per BOE for the six months ended June 30, 2021 to $16.24 per BOE for the six months ended June 30, 2022.

General and administrative expense was $10.7 million for the six months ended June 30, 2022 as compared to $1.3 million for the six months ended June 30, 2021, an increase of $9.4 million, or 734%. The increase was primarily due to increased personnel costs captured here for the six months ended June 30, 2022, public transaction costs related to the Merger, and expenses as a result of operating as a publicly traded company.

General and administrative—affiliates expense was $74,000 for the six months ended June 30, 2022 as compared to $3.2 million for the six months ended June 30, 2021, a decrease of $3.1 million, or 98%. The decrease was primarily a result of decreased reimbursement to our Predecessor's general partner for services provided on our behalf, including personnel costs and costs relating to the performance of land and administrative services in respect of our acquisition of mineral and royalty interests. These costs were captured in the General and administrative expense line item for the six months ended June 30, 2022.

On a combined basis, the General and administrative expense and General and administrative expense—affiliates expense was $10.7 million for the six months ended June 30, 2022 as compared to $4.5 million for the six months ended June 30, 2021, an increase of $6.2 million, or 139%, primarily due to $3.2 million of transaction costs related to the Merger, $1.0 million of share-based compensation, $0.7 million of additional employee compensation due to increased headcount, $1.1 million of additional other professional services, and $0.2 million of additional rent expense.

Severance and ad valorem taxes were $10.8 million for the six months ended June 30, 2022 as compared to $2.6 million for the six months ended June 30, 2021, an increase of $8.2 million or 320%. The increase was primarily due to an increase in severance taxes in conjunction with the year-over-year increase in commodity prices and increased production volumes from our acquisitions of additional mineral and royalty interests and existing interests.

Interest expense of approximately $3.1 million and $524,000 during the six months ended June 30, 2022 and 2021, respectively, relates to interest incurred on borrowings under our Revolving Credit Facility and Bridge Loan Facility. The increase in interest expense was due to higher average borrowings under the facility during the six months ended June 30, 2022 as compared to six months ended June 30, 2021 due to funding the reverse merger and acquisitions in the six months ended June 30, 2022.

The fair value of the warrant liability decreased by $3.3 million from the date of the Merger through June 30, 2022, whereas there were no changes to the fair value of the warrant liability for the six months ended June 30, 2021. The change is attributable to a decrease in the market price of both the Public Warrants and Private Placement Warrants.

Commodity derivative gains totaled $18.9 million for the six months ended June 30, 2022, whereas there were no derivatives gains or losses for the six months ended June 30, 2021. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from our recent acquisitions.

Income tax expense increased from $90,000 for the six months ended June 30, 2021 to $2.6 million for the six months ended June 30, 2022. The increase was primarily due to current and deferred income taxes due to our classification as a taxable corporation subsequent to the Merger, whereas the Predecessor was not subject to Federal income taxes during the six months ended June 30, 2021.

Liquidity and Capital Resources

Overview

Prior to the completion of the Merger, our Predecessor's primary sources of liquidity have been contributions of capital from its limited partners, cash flows from operations and borrowings under our revolving credit facility. After the closing of the Merger, cash flows from operations and borrowings under our Revolving Credit Facility and Bridge Loan Facility are the primary day-to-day sources of our funds. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors.

We believe internally generated cash flows from operations, available borrowing capacity under our Revolving Credit Facility, and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations and capital expenditures, for at least the next 12 months and continue to execute strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter do not incur any development or maintenance capital expenditures, which are entirely borne by the E&P operator and the other working interest owners. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests, and we have no other capital expenditure requirements. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, general economic, financial and competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us.

As of June 30, 2022, our liquidity was $60.6 million, comprised of $15.6 million of cash and cash equivalents and $45.0 million of Revolving Credit Facility availability.

Cash Flows Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$88,431	$23,662
Investing activities	(390,648)	(4,306)
Financing activities	305,456	(20,699)
Net increase (decrease) in cash and cash equivalents	$3,239	$(1,343)

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators and timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2022 were $88.4 million as compared to $23.7 million for the six months ended June 30, 2021, primarily as a result of increases in realized prices and production volume from our royalty revenue.

Investing Activities

Cash flows used in investing activities totaled $390.6 million for the six months ended June 30, 2022 as compared $4.3 million for the six months ended June 30, 2021, an increase of $386.3 million. Our expenditures for purchases of oil and gas properties increased by $354.9 million due to several cash acquisitions completed during the six months ended June 30, 2022. During the six months ended June 30, 2022 and 2021, we made advance deposits of $22.4 million and $2.4 million, respectively, for acquisitions of crude oil and gas properties. Such deposits are reclassified to oil and gas properties upon closure of the acquisition. During the six months ended June 30, 2022, we also realized a net decrease in cash of $10.7 million associated with the Merger and certain assets not contributed by our Predecessor.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2022 totaled $305.5 million as compared to cash flows used in financing activities of $20.7 million for the six months ended June 30, 2021, an increase of $326.2 million. Borrowings under the Revolving Credit Facility for the six months ended June 30, 2022 were $156.9 million which were used to fund the Merger and other acquisitions of mineral and royalty interests. Repayments on our credit facility for the six months ended June 30, 2022 and 2021 were $79.0 million and $23.6 million, respectively, largely provided by cash flows from operations. During the six months ended June 30, 2022, we borrowed $250.0 million under the Bridge Loan Facility, the proceeds from which were used to fund acquisitions of mineral and royalty interests. Other financing cash outflows during the six months ended June 30, 2022, including $6.3 million of costs incurred in connection with our entry into the Bridge Loan Facility, costs of $2.8 million incurred in connection with amendments and restatements to our Revolving Credit Facility, and $13.3 million of distributions to noncontrolling interests by our Predecessor. Other financing cash inflows during the six months ended June 30, 2021 included $1.5 million of contributions by noncontrolling interest in our Predecessor and $1.5 million of partners' capital contributions to our Predecessor received in advance of the call date.

Our Revolving Credit Facility

The Predecessor was party to the Predecessor Revolving Credit Facility. In October 2021, KMF Land as borrower, and Desert Peak, as parent, entered into the A&R Credit Agreement.

On the Closing Date, the A&R Credit Agreement was amended, restated, and refinanced in its entirety pursuant to the Credit Agreement. The Credit Agreement has a scheduled maturity date in June 2026. Pursuant to the terms and conditions of the Credit Agreement, the Lenders committed to providing a credit facility to Sitio OpCo in an aggregate principal amount of up to $750 million. The availability under the Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of the Closing Date, the Credit Agreement has a $300 million borrowing base and $300 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15 million. Existing letters of credit in place under the Revolving Credit Facility immediately prior to the Closing Date are continued and now deemed issued under and governed by the terms of the Credit Agreement.

Interest accrues on advances, at the borrower’s option, at a Term SOFR rate or a base rate, plus an applicable margin. The fees for letters of credit are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the Borrowing Base Utilization Percentage (as defined in the Credit Agreement). The applicable margin for Term SOFR rate loans and letter of credit fees ranges from 2.500% to 3.500%, and the applicable margin for base rate loans ranges from 1.500% to 2.500%. The borrower will also pay a fee based on the borrowing base utilization percentage on the actual daily unused amount of the aggregate revolving commitments ranging from 0.375% to 0.500%.

The borrowings under the Credit Agreement are secured by liens on certain assets of the borrower, the borrower’s subsidiaries and Sitio Royalties GP, LLC, a Delaware limited liability company, and guaranteed by the borrower and the borrower’s subsidiaries. Proceeds from borrowings under the Credit Agreement may be used (a) for working capital, exploration and production operations, and other general company purposes including acquisitions, (b) for dividends to stockholders, (c) for payment of certain transaction fees and expenses, and (d) to repay third party debt of the borrower and its subsidiaries existing prior to the Closing Date.

The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable.

The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter starting September 30, 2022, the ratio of (a) (i) Total Net Debt (as defined in the Credit Agreement) as of such date to (ii) EBITDA (as defined in the Credit Agreement) for the period of four fiscal quarters ending on such day (the “Leverage Ratio”), to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Credit Agreement) to (ii) consolidated current liabilities (excluding current maturities under the Credit Agreement), to not less than 1.00 to 1.00, in each case, with certain rights to cure.

Bridge Loan Facility

On June 24, 2022, Sitio OpCo, as borrower, entered into an unsecured 364-Day Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the Lenders, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers. The Bridge Loan Agreement provides for a 364-day Bridge Loan Facility in the aggregate principal amount of $250.0 million. The Bridge Loan Facility matures on June 23, 2023.

Interest accrues on the Bridge Loan Facility, at the Borrower’s option, at either (1) a Term SOFR rate or (2) a base rate (defined on the basis of prime rate) plus an ABR margin. The SOFR margin ranges from 6.000% to 7.500%, determined by reference to the time of the calculation. The ABR margin ranges from 5.000% to 6.500%, determined by reference to the time of calculation. The Borrower will also pay a duration fee to each Lender based on such Lender’s credit exposure as of the specified payment date, ranging from 0.500% to 1.000%.

The Bridge Loan Agreement includes, among other terms and conditions, a maximum leverage ratio covenant and a minimum current ratio covenant, as well as customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Bridge Loan Agreement to be due and payable.

New and Revised Financial Accounting Standards

Refer to “Recent Accounting Pronouncements” in "Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Related Estimates

The discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the facts and circumstances at the time the estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates and assumptions. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Changes in estimates are accounted for prospectively.

Our estimates and classification of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production.

Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering, and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and natural gas prices. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas and estimates of the future net cash flows may vary substantially.

Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion related to oil and natural gas properties.

Oil and Gas Properties

We use the successful efforts method of accounting for oil and natural gas producing properties, as further defined under ASC 932, Extractive Activities—Oil and Natural Gas. Under this method, costs to acquire mineral interests in oil and natural gas properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of E&P operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved oil and gas properties. Capitalized costs for proved oil and natural gas mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

Impairment of Oil and Gas Properties

We evaluate our proved properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed based on when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks, current and future operator activity in the Permian Basin, and analysis of recent mineral transactions in the surrounding area.

Crude Oil, Natural Gas and NGLs Reserve Quantities and Standardized Measure of Oil and Gas

Our estimates of crude oil, natural gas and NGLs reserves and associated future net cash flows are prepared by our independent reservoir engineers. The SEC has defined proved reserves as the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating crude oil, natural gas and NGLs reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves. Crude oil, natural gas and NGLs reserve engineering is a process of estimating underground accumulations of crude oil, natural gas and NGLs that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify positive or negative revisions of reserve estimates.

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production taxes and post-production expenses. The prices of oil, natural gas, and NGLs from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGL produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs.

Oil, natural gas, and NGLs revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

We also earn revenue related to lease bonuses by leasing our mineral interests to E&P companies. We recognize lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible. We do not accrue this contingent rental income until the lessee has received payment.

Contractual Obligations

As of June 30, 2022, we did not have any debt, capital lease obligations, operating lease obligations or long-term liabilities, other than borrowings under our Revolving Credit Facility, borrowings under the Bridge Loan Facility and three operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of our Revolving Credit Facility, and "Note 15 – Commitments and Contingencies" to our interim unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 for our contractual obligations under the office lease agreements. Fees incurred under the Predecessor's management services arrangement totaled approximately $3.2 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. We will not incur future expense under the management services arrangement as a result of the completion of the Merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

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

A $1.00 per Bbl change in our realized oil price would have resulted in a $1.1 million change in our oil revenues for the six months ended June 30, 2022. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $357,000 change in our natural gas revenues for the six months ended June 30, 2022. A $1.00 per Bbl change in NGL prices would have resulted in a $436,000 change in our NGL revenues for the six months ended June 30, 2022. Royalties on oil sales contributed 75% of our mineral and royalty revenues for the six months ended June 30, 2022. Royalties on natural gas sales contributed 13% and royalties on NGL sales contributed 12% of our total mineral and royalty revenues for the six months ended June 30, 2022.

We enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our debt service requirements. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices.

Counterparty and Customer Credit Risk

When we enter into them, our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we evaluate the credit standing of such counterparties as we deem appropriate. All counterparties have high credit ratings and are current lenders under our Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Our derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and ISDAs. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with our Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Revolving Credit Facility and Bridge Loan Facility, each of which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Revolving Credit Facility and Bridge Loan Facility during the six months ended June 30, 2022 was 3.69% and 7.71%, respectively. We estimate that an increase of 1.0% in the average interest rate during the six months ended June 30, 2022 would have resulted in an approximately $650,000 increase in interest expense.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Although we are, from time to time, involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any claim or proceeding would not have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly dividends to our stockholders.

For further information regarding legal proceedings, refer to "Note 15 – Commitments and Contingencies" in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our Class A Common Stock involves risks. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the events or circumstances described in “Risk Factors” and the other information in this quarterly report. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results.

Risks Related to Sitio’s Business

•
A substantial majority of Sitio’s revenues from the crude oil and gas producing activities of its E&P operators are derived from royalty payments that are based on the price at which crude oil, natural gas and NGLs produced from the acreage underlying its interests are sold. Prices of crude oil, natural gas and NGLs are volatile due to factors beyond Sitio’s control. A substantial or extended decline in commodity prices may adversely affect Sitio’s business, financial condition, results of operations and cash flows.
•
Sitio’s producing properties are located primarily in the Permian Basin, making it vulnerable to risks associated with operating primarily in a single geographic area.
•
Sitio depends on various unaffiliated E&P operators for all of the exploration, development and production on the properties underlying its mineral and royalty interests. Substantially all of Sitio’s revenue is derived from royalty payments made by these E&P operators. A reduction in the production from wells and/or expected number of wells to be drilled on Sitio’s acreage by these E&P operators or the failure of its E&P operators to adequately and efficiently develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows. Some of the E&P operators of the properties underlying Sitio's mineral and royalty interests are not contractually obligated to undertake any development activities, so any development and production activities will be subject to their discretion.
•
A title deficiency in properties in which Sitio holds an interest can impair and render such interest worthless and Sitio may suffer a financial loss.
•
Sitio depends in part on acquisitions to grow its reserves, production and cash flows. Sitio’s failure to successfully identify, complete and integrate acquisitions of properties or businesses could materially and adversely affect its growth, results of operations and cash flows.
•
Sitio may acquire properties that do not produce as projected, and it may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.
•
Acquisitions and Sitio’s E&P operators’ development of Sitio’s leases will require substantial capital, and Sitio and its E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all.
•
The development of Sitio’s PUDs may take longer and may require higher levels of capital expenditures from the E&P operators of Sitio’s properties than Sitio or they currently anticipate.
•
To achieve a more predictable cash flow and to reduce Sitio’s exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, Sitio currently has entered, and may in the future enter, into derivative contracts for a portion of its future oil, natural gas and NGL production. These derivative contracts may expose Sitio to the risk of financial loss and reduce earnings in some circumstances and may limit the benefit Sitio would receive from increases in the prices for oil, natural gas and NGLs.
•
Sitio’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

Risks Related to Sitio’s Industry

•
If commodity prices decrease to a level such that Sitio’s future undiscounted cash flows from its properties are less than their carrying value, Sitio may be required to take write-downs of the carrying values of its properties.
•
The marketability of crude oil, natural gas and NGL production is dependent upon transportation, pipelines and refining facilities, which neither Sitio nor many of its E&P operators control. Any limitation in the availability of those facilities could interfere with Sitio’s or its E&P operators’ ability to market Sitio’s or its E&P operators’ production and could harm Sitio’s business.
•
Conservation measures, technological advances and increasing attention to ESG matters could materially reduce demand for crude oil, natural gas and NGLs, availability of capital and adversely affect Sitio’s results of operations.

Risks Related to Environmental and Regulatory Matters

•
Crude oil, natural gas and NGL operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Sitio’s E&P operators, and failure to comply could result in its E&P operators incurring significant liabilities, either of which may impact its E&P operators’ willingness to develop Sitio’s interests.
•
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause Sitio’s E&P operators to incur increased costs, additional operating restrictions or delays and fewer potential drilling locations.

Risks Relating to Sitio’s Financial and Debt Arrangements

•
Any significant contraction in the reserve-based lending syndication market may negatively impact Sitio’s ability to fund its operations.
•
Restrictions in Sitio and Sitio OpCo’s current and future debt agreements and credit facilities could limit Sitio’s growth and its ability to engage in certain activities.
•
Sitio’s debt levels may limit its flexibility to obtain additional financing and pursue other business opportunities.

Risks Relating to Sitio’s Organization and Structure

•
Sitio is a holding company whose sole material asset is its equity interest in Sitio OpCo. Accordingly, Sitio is dependent upon distributions from Sitio OpCo to pay taxes, cover its corporate and other overhead expenses and pay any dividends on its Class A Common Stock.
•
Sitio’s sponsors and executive officers hold a significant amount of the outstanding Class C Common Stock that provides them with effective control over Sitio and have influence over the selection of directors on the Board.
•
The Warrants will become exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
•
A significant portion of Sitio’s total outstanding shares may be sold into the market in the near future. This could cause the market price of its Class A Common Stock to drop significantly, even if Sitio’s business is doing well.

Risks Related to Sitio’s Business

A substantial majority of Sitio’s revenues from the crude oil and gas producing activities of its E&P operators are derived from royalty payments that are based on the price at which crude oil, natural gas and NGLs produced from the acreage underlying its interests are sold. Prices of crude oil, natural gas and NGLs are volatile due to factors beyond Sitio’s control. A substantial or extended decline in commodity prices may adversely affect Sitio’s business, financial condition, results of operations and cash flows.

Sitio’s revenues, operating results, discretionary cash flows and the carrying value of its mineral and royalty interests depend significantly upon the prevailing prices for crude oil, natural gas and NGLs. Historically, crude oil, natural gas and NGL prices and their applicable basis differentials have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Sitio’s control, including:

•
the domestic and foreign supply of and demand for crude oil, natural gas and NGLs;
•
the level of prices and market expectations about future prices of crude oil, natural gas and NGLs;
•
the level of global crude oil, natural gas and NGL E&P;
•
the cost of exploring for, developing, producing and delivering crude oil, natural gas and NGLs;
•
the price and quantity of foreign imports and U.S. exports of crude oil, natural gas and NGLs;
•
the level of U.S. domestic production;
•
political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
•
global or national health concerns, including the outbreak of an illness pandemic (like COVID-19), which may reduce demand for crude oil, natural gas and NGLs due to reduced global or national economic activity;
•
the ability of members of OPEC and other oil exporting nations to agree to and maintain crude oil price and production controls;
•
risks related to Sitio’s hedging activities;
•
speculative trading in crude oil, natural gas and NGL derivative contracts;
•
the level of consumer product demand;
•
weather conditions and other natural disasters, such as hurricanes and winter storms, the frequency and impact of which could be increased by the effects of climate change;

•
the availability of storage for hydrocarbons and technological advances affecting energy consumption, energy storage and energy supply;
•
domestic and foreign governmental regulations and taxes;
•
the continued threat of terrorism, cyber incidents and the impact of military and other action, including U.S. military operations in the Middle East and economic sanctions such as those imposed on Russia due to the Ukraine armed conflict and by the U.S. on oil and gas exports from Iran;
•
the proximity, cost, availability and capacity of crude oil, natural gas and NGL pipelines and other transportation facilities;
•
the price and availability of competitors’ supplies of oil, natural gas and NGLs and alternative fuels; and
•
overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future crude oil, natural gas and NGL price movements with any certainty. For example, during the past five years, the posted price for WTI light sweet crude oil has ranged from a historic, record low price of negative ($36.98) per Bbl in April 2020 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. Certain actions by OPEC+ in the first half of 2020, combined with the impact of the COVID-19 pandemic and a shortage in available storage for hydrocarbons in the U.S., contributed to the historic low price for crude oil in April 2020. While the prices for crude oil have generally increased during the six months ended June 30, 2022, such prices have historically remained volatile, which has adversely affected the prices at which production from Sitio’s properties is sold as well as the production activities of operators on Sitio’s properties and may continue to do so in the future. This, in turn, has and will materially affect the amount of royalty payments that Sitio receives from such operators.

Any substantial decline in the price of crude oil, natural gas and NGLs or prolonged period of low commodity prices will materially adversely affect Sitio’s business, financial condition, results of operations and cash flows. In addition, lower crude oil, natural gas and NGL prices may reduce the amount of crude oil, natural gas and NGLs that can be produced economically by Sitio’s E&P operators, which may reduce its E&P operators’ willingness to develop its properties. This may result in Sitio having to make substantial downward adjustments to its estimated proved reserves, which could negatively impact the borrowing base under its Revolving Credit Facility and its ability to fund its operations. If this occurs or if production estimates change or exploration or development results deteriorate, the successful efforts method of accounting principles may require Sitio to write down, as a non-cash charge to earnings, the carrying value of its crude oil and natural gas properties. Sitio’s E&P operators could also determine during periods of low commodity prices to shut in or curtail production from wells on Sitio’s properties. In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, they may abandon any well if they reasonably believe that the well can no longer produce crude oil, natural gas or NGLs in commercially paying quantities thereby potentially causing some or all of the underlying lease to expire along with Sitio’s royalties therein. Sitio may choose to use various derivative instruments in connection with anticipated crude oil, natural gas and NGL sales to minimize the impact of commodity price fluctuations. However, Sitio cannot hedge the entire exposure of its operations from commodity price volatility. To the extent Sitio does not hedge against commodity price volatility, or its hedges are not effective, Sitio’s results of operations and financial position may be diminished.

Sitio’s producing properties are located primarily in the Permian Basin, making it vulnerable to risks associated with operating primarily in a single geographic area.

Over 90% of Sitio’s production for the three months ended June 30, 2022 was geographically concentrated in the Permian Basin. As a result of this concentration, Sitio may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of the processing or transportation of crude oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of Sitio’s portfolio of properties, a number of its properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on its results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on Sitio’s financial condition and results of operations.

If the E&P operators of Sitio’s properties suspend its right to receive royalty payments due to title or other issues, its business, financial condition, results of operations and cash flows may be adversely affected.

Sitio depends in part on acquisitions to grow its reserves, production and cash generated from operations. In connection with these acquisitions, record title to mineral and royalty interests are conveyed to Sitio or its subsidiaries by asset assignment, and Sitio or its subsidiaries become the record owner of these interests. Upon such a change in ownership of mineral interests, and at regular intervals pursuant to routine audit procedures at each of Sitio’s E&P operators otherwise at its discretion, the E&P operator of the underlying property has the right to investigate and verify the title and ownership of mineral and royalty interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the E&P operator may suspend payment of the related royalty. If an E&P operator of Sitio’s properties is not satisfied with the documentation Sitio provides to validate its ownership, such E&P operator may place Sitio’s royalty payment in suspense until such issues are resolved, at which time Sitio would receive in full payments that would have been made during the suspense period, without interest. Certain of Sitio’s E&P operators impose significant documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an E&P operator puts Sitio’s assets in pay suspense, Sitio would not receive the applicable mineral or royalty payment owed to it from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of Sitio’s royalty interests are placed in suspense, its results of operations may be reduced significantly.

Title to the properties in which Sitio has an interest may be impaired by title defects.

Sitio is not required to, and under certain circumstances it may elect not to, incur the expense of retaining lawyers to examine the title to its royalty and mineral interests. In such cases, Sitio would rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before acquiring a specific royalty or mineral interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect Sitio’s results of operations, financial condition and cash flows. No assurance can be given that Sitio will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects in properties in which Sitio holds an interest, it may suffer a financial loss.

Sitio may experience delays in the payment of royalties and be unable to replace E&P operators that do not make required royalty payments, and it may not be able to terminate its leases with defaulting lessees if any of the E&P operators on those leases declare bankruptcy.

Sitio may experience delays in receiving royalty payments from its E&P operators, including as a result of delayed division orders received by its E&P operators. A failure on the part of the E&P operators to make royalty payments typically gives Sitio the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If Sitio repossessed any of its properties, it would seek a replacement E&P operator. However, Sitio might not be able to find a replacement E&P operator and, if it did, it might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing E&P operator could be subject to a proceeding under Title 11 of the United States Code (the “Bankruptcy Code”), in which case Sitio’s right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise impaired. In general, in a proceeding under the Bankruptcy Code, the bankrupt E&P operator would have a substantial period of time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another E&P operator. For example, certain of Sitio’s E&P operators historically have undergone restructurings under the Bankruptcy Code and any future restructurings of Sitio’s operators may impact their future operations and ability to make royalty payments to us. In the event that the E&P operator rejected the lease, Sitio’s ability to collect amounts owed would be substantially delayed, and its ultimate recovery may be only a fraction of the amount owed or nothing. In addition, if Sitio is able to enter into a new lease with a new E&P operator, the replacement E&P operator may not achieve the same levels of production or sell crude oil or natural gas at the same price as the E&P operator it replaced.

Sitio depends on various unaffiliated E&P operators for all of the exploration, development and production on the properties underlying its mineral and royalty interests. Substantially all of Sitio’s revenue is derived from royalty payments made by these E&P operators. A reduction in production from wells and/or the expected number of wells to be drilled on Sitio’s acreage by these E&P operators or the failure of its E&P operators to adequately and efficiently develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows. Some of the E&P operators of the properties underlying Sitio’s mineral and royalty interests are not contractually obligated to undertake any development activities, so any development and production activities will be subject to their discretion.

Sitio’s assets consist of mineral and royalty interests. Because Sitio depends on third-party E&P operators for all of the exploration, development and production on its properties, it has little to no control over the operations related to its properties. For the year ended December 31, 2021, Sitio received revenue from 84 E&P operators, with approximately 73% coming from the top ten E&P operators on its properties, four of which accounted for more than 10% of such royalty revenues. The failure of Sitio’s E&P operators to adequately or efficiently perform operations or an E&P operator’s failure to act in ways that are in Sitio’s best interests could reduce production and revenues. Furthermore, in response to the significant decrease in prices for crude oil during 2020, many of Sitio’s E&P operators substantially reduced their development activities in 2020. Generally, drilling and completion activity had not yet returned to pre-pandemic levels by the end of 2021. Additionally, certain investors have requested that operators adopt initiatives to return capital to investors, which could also reduce the capital available to Sitio’s E&P operators for investment in exploration, development and production activities. Sitio’s E&P operators may further reduce capital expenditures devoted to exploration, development and production on its properties in the future, which could negatively impact revenues it receives.

If production on Sitio’s mineral and royalty interests decreases due to decreased development activities, as a result of the low commodity price environment, limited availability of development capital, production-related difficulties or otherwise Sitio’s results of operations may be adversely affected. For example, the amount of royalty payments Sitio received in 2020 from its E&P operators decreased due to the lower prices at which its E&P operators were able to sell production from its properties and reduced production activities by its E&P operators. Further, depressed commodity prices caused some of Sitio’s E&P operators to voluntarily shut in and curtail production from wells on its properties in 2020. Although most of these have come back online, an additional or extended period of depressed commodity prices may cause additional E&P operators to take similar action or even to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under more favorable pricing conditions, both of which would decrease the amount of royalty payments Sitio receives from its E&P operators. Sitio’s E&P operators are often not obligated to undertake any development activities other than those required to maintain their leases on Sitio’s acreage. Furthermore, some of the E&P operators of Sitio’s properties underlying its mineral and royalty interests are not contractually obligated to undertake any development activities. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion (subject to certain implied obligations to develop imposed by the laws of some states). Sitio’s E&P operators could determine to drill and complete fewer wells on Sitio’s acreage than is currently expected. The success and timing of drilling and development activities on Sitio’s properties, and whether the E&P operators elect to drill any additional wells on Sitio’s acreage, depends on a number of factors that are largely outside of Sitio’s control, including:

•
the capital costs required for drilling activities by Sitio’s E&P operators, which could be significantly more than anticipated;
•
the ability of Sitio’s E&P operators to access capital;
•
prevailing commodity prices;
•
the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;
•
the availability of storage for hydrocarbons, the E&P operators’ expertise, operating efficiency and financial resources;
•
approval of other participants in drilling wells;
•
the E&P operators’ expected return on investment in wells drilled on Sitio’s acreage as compared to opportunities in other areas;
•
the selection of technology;
•
the selection of counterparties for the marketing and sale of production; and
•
the rate of production of the reserves.

The E&P operators may elect not to undertake development activities, or may undertake these activities in an unanticipated fashion, which may result in significant fluctuations in Sitio’s results of operations and cash flows. Sustained reductions in production by the E&P operators on Sitio’s properties may also adversely affect Sitio’s results of operations and cash flows. Additionally, if an E&P operator were to experience financial difficulty, the E&P operator might not be able to pay its royalty payments or continue its operations, which could have a material adverse impact on Sitio’s cash flows.

Sitio’s future success depends on finding and replacing reserves through acquisitions and the exploration and development activities of its E&P operators.

Producing crude oil and natural gas wells are characterized by declining production rates as reserves are depleted, which such rates vary depending upon reservoir characteristics and other factors. Sitio’s future crude oil, natural gas and NGL reserves and its E&P operators’ production thereof and Sitio’s cash flows are highly dependent on the successful development and exploitation of Sitio’s current reserves and its ability to successfully acquire additional reserves that are economically recoverable. Moreover, the production decline rates of Sitio’s properties may be significantly higher than currently estimated if the wells on its properties do not produce as expected. Sitio may not have sufficient resources to acquire additional reserves and may also not be able to find, acquire or develop additional reserves to replace the current and future production of its properties at economically acceptable terms, or at all.

Furthermore, although revenues may increase if prevailing crude oil and natural gas prices increase significantly, finding costs for additional reserves could also increase. Aside from acquisitions, Sitio has little to no control over the exploration and development of its properties. If Sitio is not able to replace or grow its oil, natural gas and NGL reserves, its business, financial condition and results of operations would be adversely affected.

Sitio’s failure to successfully identify, complete and integrate acquisitions of properties or businesses could materially and adversely affect its growth, results of operations and cash flows.

Sitio depends in part on acquisitions to grow its reserves, production and cash flows. Sitio’s decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:

•
recoverable reserves;
•
future crude oil, natural gas and NGL prices and their applicable differentials;
•
development plans;
•
operating costs Sitio’s E&P operators would incur to develop and operate the properties; and
•
potential environmental and other liabilities that E&P operators may incur.

The accuracy of these assessments is inherently uncertain and Sitio may not be able to identify attractive acquisition opportunities. In connection with these assessments, Sitio performs a review of the subject properties that it believes to be generally consistent with industry practices, given the nature of its interests. Sitio’s review will not reveal all existing or potential problems, nor will it permit it to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are often not performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if Sitio does identify attractive acquisition opportunities, it may not be able to complete the acquisition or do so on commercially acceptable terms. Unless Sitio’s E&P operators further develop its existing properties, it will depend on acquisitions to grow its reserves, production and cash flow.

There is intense competition for acquisition opportunities in Sitio’s industry. Competition for acquisitions may increase the cost of, or cause Sitio to refrain from, completing acquisitions. Additionally, acquisition opportunities vary over time. For example, in connection with the COVID-19 pandemic and resulting market and commodity price challenges, Sitio’s acquisition activity saw a significant decline as it experienced a meaningful difference in sellers’ pricing expectations and the prices Sitio was willing to offer. Sitio’s ability to complete acquisitions is dependent upon, among other things, its ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which Sitio does not currently hold assets, which could result in unforeseen operating difficulties. In addition, if Sitio acquires interests in new geographic regions, it may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on Sitio and its management, cause it to expend additional time and resources in compliance activities and increase its exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on Sitio’s ability to integrate effectively the acquired business into its existing business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of Sitio’s managerial and financial resources. In addition, potential future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

No assurance can be given that Sitio will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Sitio’s failure to achieve consolidation savings, to integrate the acquired assets into its existing operations successfully or to minimize any unforeseen difficulties could materially and adversely affect its financial condition, results of operations and cash flows. The inability to effectively manage these acquisitions could reduce Sitio’s focus on subsequent acquisitions and current operations, which, in turn, could negatively impact its growth, results of operations and cash flows.

Sitio may acquire properties that do not produce as projected, and it may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

Acquiring crude oil, natural gas and NGL properties requires Sitio to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, Sitio performs a review of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of Sitio’s due diligence, it may not inspect every well or pipeline. Sitio cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. Sitio may not be able to obtain contractual indemnities from the seller for liabilities created prior to its purchase of the property. Sitio may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations.

Any acquisitions of additional mineral and royalty interests that Sitio completes will be subject to substantial risks.

Even if Sitio makes acquisitions that it believes will increase its cash generated from operations, these acquisitions may nevertheless result in a decrease in its cash flows. Any acquisition involves potential risks, including, among other things:

•
the validity of Sitio’s assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, the operating expenses and costs its E&P operators would incur to develop the minerals;
•
a decrease in Sitio’s liquidity by using a significant portion of its cash generated from operations or borrowing capacity to finance acquisitions;
•
a significant increase in Sitio’s interest expense or financial leverage if it incurs debt to finance acquisitions;
•
the assumption of unknown liabilities, losses or costs for which Sitio is not indemnified or for which any indemnity it receives is inadequate;
•
mistaken assumptions about the overall cost of equity or debt;
•
Sitio’s ability to obtain satisfactory title to the assets it acquires;
•
an inability to hire, train or retain qualified personnel to manage and operate Sitio’s growing business and assets; and
•
the occurrence of other significant changes, such as impairment of crude oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

Sitio’s E&P operators’ identified potential drilling locations, which are scheduled out over many years, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Proved undeveloped drilling locations represent a significant part of Sitio’s growth strategy, however, it does not control the development of these locations. The ability of Sitio’s E&P operators to drill and develop identified potential drilling locations depends on a number of uncertainties, including the availability of capital, construction of and limitations on access to infrastructure, the generation of additional seismic or geological information, seasonal conditions and inclement weather, regulatory changes and approvals, crude oil, natural gas and NGL prices, costs, negotiation of agreements with third parties, drilling results, lease expirations and the availability of water. Further, Sitio’s E&P operators’ identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. The use of technologies and the study of producing fields in the same area will not enable Sitio’s E&P operators, or it, to know conclusively prior to drilling whether crude oil, natural gas or NGLs will be present or, if present, whether crude oil, natural gas or NGLs will be present in sufficient quantities to be economically viable. Even if sufficient amounts of crude oil or natural gas exist, Sitio’s E&P operators may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If Sitio’s E&P operators drill additional wells that they identify as dry holes in current and future drilling locations, their drilling success rate may decline and materially harm their business as well as that of Sitio.

There is no guarantee that the conclusions Sitio’s E&P operators draw from available data from the wells on Sitio’s acreage, more fully explored locations or producing fields will be applicable to their drilling locations. Further, initial production rates reported by Sitio’s or other E&P operators in the areas in which Sitio’s reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, a number of E&P operators have previously announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, Sitio does not know if the potential drilling locations its E&P operators have identified will ever be drilled or if its E&P operators will be able to produce crude oil, natural gas or NGLs from these or any other potential drilling locations. As such, the actual drilling activities of Sitio’s E&P operators may materially differ from those presently identified, which could adversely affect Sitio’s business, results of operation and cash flows.

Finally, the potential drilling locations Sitio has identified are based on the geologic and other data available to it and its interpretation of such data. As a result, Sitio’s E&P operators may have reached different conclusions about the potential drilling locations on Sitio’s properties, and Sitio’s E&P operators control the ultimate decision as to where and when a well is drilled.

Sitio is unable to determine with certainty which E&P operators will ultimately operate its properties.

When Sitio evaluates acquisition opportunities and the likelihood of the successful and complete development of its properties, Sitio considers which companies it expects to operate its properties. Historically, many of Sitio’s properties have been operated by active, well-capitalized E&P operators that have expressed their intent to execute multi-year, pad-focused development programs. There is no guarantee, however, that such E&P operators will become or remain the E&P operators on Sitio’s properties or that their development plans will not change. To the extent Sitio’s E&P operators fail to perform at the levels projected or the E&P operator of Sitio’s properties or sell their working interests to, are merged with, or are acquired by, another E&P operator that lacks the same level of capitalization or experience, it could adversely affect Sitio’s business and expected cash flows.

Sitio relies on its E&P operators, third parties and government databases for information regarding its assets and, to the extent that information is incorrect, incomplete or lost, Sitio’s financial and operational information and projections may be incorrect.

As an owner of mineral and royalty interests, Sitio relies on the E&P operators of the properties to notify it of information regarding production on its properties in a timely and complete manner, as well as the accuracy of information obtained from third parties and government databases. Sitio uses this information to evaluate its operations and cash flows, as well as to predict its expected production and possible future locations. To the extent Sitio does not timely receive this information or the information is incomplete or incorrect, Sitio’s results may be incorrect and its ability to project potential growth may be materially adversely affected. Furthermore, to the extent Sitio has to update any publicly disclosed results or projections made in reliance on this incorrect or incomplete information, investors could lose confidence in its reported financial information. If any of such third-parties’ databases or systems were to fail for any reason, including as a result of a cyber-attack, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any of the foregoing consequences could material adversely affect Sitio’s business.

Sitio has completed numerous acquisitions of mineral and royalty interests for which separate financial information is not required or provided.

Sitio has completed numerous acquisitions of mineral and royalty interests that are not “significant” under Rule 3-05 of Regulation S-X (“Rule 3-05”). Therefore, Sitio is not required to, and has elected not to, provide separate historical financial information in its public filings relating to those acquisitions. While these acquisitions are not individually or collectively significant for purposes of Rule 3-05, they have or will have an impact on Sitio’s financial results and their aggregated effect on its business and results of operations may be material.

Acquisitions and Sitio’s E&P operators’ development of Sitio’s leases will require substantial capital, and Sitio and its E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all.

The crude oil and natural gas industry is capital intensive. Sitio makes and may continue to make substantial capital expenditures in connection with the acquisition of mineral and royalty interests. To date, Sitio has financed capital expenditures primarily with funding from capital contributions and cash generated by operations. In addition, Sitio expects to finance capital expenditures with borrowings under its Revolving Credit Facility.

In the future, Sitio may need capital in excess of the amounts it retains in its business, borrows under its Revolving Credit Facility or has access to in capital markets. The level of borrowing base available under Sitio’s Revolving Credit Facility is largely based on its estimated proved reserves and its lenders’ price decks and underwriting standards in the reserve-based lending space and will be reduced to the extent commodity prices decrease or remain depressed, underwriting standards tighten or the lending syndication market is not sufficiently liquid to obtain lender commitments to a full borrowing base in an amount appropriate for Sitio’s assets.

Furthermore, Sitio cannot assure you that it will be able to access other external capital on terms favorable to it or at all. For example, a significant decline in prices for crude oil, rising interest rates and broader economic turmoil may adversely impact Sitio’s ability to secure financing in the capital markets on favorable terms. Additionally, Sitio’s ability to secure financing or access the capital markets could be adversely affected if financial institutions and institutional lenders elect not to provide funding for fossil fuel energy companies in connection with the adoption of sustainable lending initiatives or are required to adopt policies that have the effect of reducing the funding available to the fossil fuel sector. If Sitio is unable to fund its capital requirements, Sitio may be unable to complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its results of operation and free cash flow.

Most of Sitio’s E&P operators are also dependent on the availability of external debt, equity financing sources and operating cash flows to maintain their drilling programs. If those financing sources are not available to the E&P operators on favorable terms or at all, then Sitio expects the development of its properties to be adversely affected. If the development of Sitio’s properties is adversely affected, then revenues from Sitio’s mineral and royalty interests may decline.

The development of Sitio’s PUDs may take longer and may require higher levels of capital expenditures from the E&P operators of Sitio’s properties than Sitio or they currently anticipate.

As of December 31, 2021, approximately 17% of Sitio’s total estimated proved reserves were PUDs and may not be ultimately developed or produced by the E&P operators of its properties. Recovery of PUDs requires significant capital expenditures and successful drilling operations by the E&P operators of Sitio’s properties. The reserve data included in the reserve report of Sitio’s independent petroleum engineer assume that substantial capital expenditures by the E&P operators of Sitio’s properties are required to develop such reserves. Sitio typically does not have access to the estimated costs of development of these reserves or the scheduled development plans of its E&P operators. Even when Sitio does have such information, Sitio cannot be certain that the estimated costs of the development of these reserves are accurate, that its E&P operators will develop the properties underlying its mineral and royalty interests as scheduled or that the results of such development will be as estimated. The development of such reserves may take longer and may require higher levels of capital expenditures from the E&P operators than Sitio anticipates. Delays in the development of Sitio’s reserves, increases in costs to drill and develop such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of its estimated PUDs and may result in some projects becoming uneconomical for the E&P operators of its properties. In addition, delays in the development of reserves could force Sitio to reclassify certain of its proved reserves as PUDs.

The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on Sitio’s business, financial position, results of operations and/or cash flows.

Sitio faces risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of its control, and could significantly disrupt its operations and adversely affect its financial condition. For example, the COVID-19 pandemic has caused a disruption to the oil and natural gas industry and to Sitio’s business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. Furthermore, the COVID-19 pandemic has affected Sitio’s operations by (a) contributing to a steep decline in commodities prices in 2020, which has reduced activity by Sitio’s operators and the amounts of royalty payments Sitio receives, (b) causing some of Sitio’s operators to temporarily shut in or curtail production from wells and (c) reducing the level of potential acquisition opportunities, limiting Sitio’s ability to execute on its growth strategy of acquiring additional mineral and royalty interests. While Sitio’s business and operations have experienced certain effects of the COVID-19 pandemic as described above, the full extent of the impact of the COVID-19 pandemic on Sitio’s operational and financial performance, including Sitio’s ability to execute its business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas (including the impact that reductions in travel, manufacturing and consumer product demand have had and will have on the demand for commodities), the availability of personnel, equipment and services critical to operating production activities by Sitio’s operators and the impact of potential governmental restrictions on travel, transportation and operations. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts Sitio’s operations, financial results and dividend policy will also depend on future developments, which are highly uncertain and cannot be predicted. While Sitio expects this matter will continue to disrupt its operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described in this Item 1.A, “Risk Factors.”

Sitio’s hedging activities could result in financial losses and reduce earnings.

To achieve a more predictable cash flow and to reduce Sitio’s exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, Sitio currently has entered, and may in the future enter, into derivative contracts for a portion of its future oil, natural gas and NGL production, including fixed price swaps, collars, and basis swaps. Sitio has not designated and does not plan to designate any of its derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on its balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, Sitio’s earnings may fluctuate significantly as a result of changes in the fair value of its derivative contracts. Derivative contracts also expose Sitio to the risk of financial loss in some circumstances, including when:

•
production is less than expected;
•
the counterparty to the derivative contract defaults on its contract obligation;
•
the actual differential between the underlying price in the derivative contract; or
•
actual prices received are materially different from those expected.

In addition, these types of derivative contracts can limit the benefit Sitio would receive from increases in the prices for oil, natural gas and NGLs.

Sitio’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

It is not possible to measure underground accumulation of crude oil, natural gas or NGLs in an exact way. Crude oil, natural gas and NGL reserve engineering is not an exact science and requires subjective estimates of underground accumulations of crude oil, natural gas and NGLs and assumptions concerning future crude oil, natural gas and NGL prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may turn out to be incorrect. Over time, Sitio may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. In addition, certain assumptions regarding future crude oil, natural gas and NGL prices, production levels and operating and development costs may prove incorrect. For example, due to the deterioration in commodity prices and operator activity in 2020 as a result of the COVID-19 pandemic and other factors, the commodity price assumptions used to calculate reserves estimates declined, which in turn lowered its proved reserve estimates. A substantial portion of Sitio’s reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect Sitio’s estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and future cash generated from operations.

Furthermore, certain of the operators of Sitio’s properties are not contractually obligated to provide it with information regarding drilling activities or historical production data with respect to the properties underlying its mineral and royalty interests, which may affect Sitio’s estimates of reserves. Numerous changes over time to the assumptions on which Sitio’s reserve estimates are based, as described above, often result in the actual quantities of crude oil, natural gas and NGLs that are ultimately recovered being different from its reserve estimates.

Furthermore, the present value of future net cash flows from Sitio’s proved reserves is not necessarily the same as the current market value of its estimated reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board (the “FASB”), Sitio bases the estimated discounted future net cash flows from its proved reserves on the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor Sitio uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Sitio or the crude oil and natural gas industry in general.

Sitio relies on a small number of key individuals whose absence or loss could adversely affect its business.

Many key responsibilities within Sitio’s business have been assigned to a small number of individuals. Sitio relies on members of its executive management team for their knowledge of the crude oil and natural gas industry, relationships within the industry and experience in identifying, evaluating and completing acquisitions, especially in the Permian Basin. The loss of their services could adversely affect Sitio’s business. In particular, the loss of the services of one or more members of Sitio’s executive team could disrupt its business. Further, Sitio does not maintain “key person” life insurance policies on any of its executive team or other key personnel. As a result, Sitio is not insured against any losses resulting from the death of these key individuals.

Acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Sitio’s E&P operators’ failure to drill sufficient wells to hold acreage may result in the deferral of prospective drilling opportunities. In addition, Sitio’s ORRIs may be lost if the underlying acreage is not drilled before the expiration of the applicable lease or if the lease otherwise terminates.

Leases on crude oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. In addition, even if production or drilling is established during such primary term, if production or drilling ceases on the leased property, the lease typically terminates, subject to certain exceptions.

Any reduction in Sitio’s E&P operators’ drilling programs, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the expiration of existing leases. If the lease governing any of Sitio’s mineral interests expires or terminates, all mineral rights revert back to Sitio and Sitio will have to seek new lessees to explore and develop such mineral interests. If the lease underlying any of Sitio’s ORRIs expires or terminates, Sitio’s ORRIs that are derived from such lease will also terminate. Any such expirations or terminations of Sitio’s leases or its ORRIs could materially and adversely affect its financial condition, results of operations and cash flows.

If an owner of working interests burdened by Sitio’s ORRIs declares bankruptcy and a court determines that all or a portion of such ORRIs were part of the bankruptcy estate, Sitio could be treated as an unsecured creditor with respect to such ORRIs.

In determining whether ORRIs may be treated as part of a bankruptcy estate, a court may take into consideration a variety of factors including, among others, whether ORRIs are typically characterized as a real property interest under applicable state law, the terms conveying the ORRIs and related working interests and the applicable state law procedures required to perfect the interests such parties intend to create. Sitio believes that its ORRIs in the Permian Basin and Eagle Ford Shale would be treated as an interest in real property in the states where they are located and, therefore, would not likely be considered a part of the bankruptcy estate. Nevertheless, the outcome is not certain. As such, if an owner of working interests burdened by Sitio’s ORRIs declares bankruptcy, a court may determine that all or a portion of such ORRIs are part of the bankruptcy estate. In that event, Sitio would be treated as a creditor in the bankruptcy case. Although holders of ORRIs may be entitled to statutory liens and/or other protections under applicable state law that could be enforceable in bankruptcy, there is no guarantee that such security interests or other protections would apply. Therefore, Sitio could be treated as an unsecured creditor of the debtor working interest holder and could lose the entire value of such ORRI.

Operating hazards and uninsured risks may result in substantial losses to Sitio or its E&P operators, and any losses could adversely affect Sitio’s results of operations and cash flows.

The operations of Sitio’s E&P operators will be subject to all of the hazards and operating risks associated with drilling for and production of crude oil, natural gas and NGLs, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of crude oil, natural gas, NGLs and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as crude oil and NGL spills, natural gas leaks and ruptures or discharges of toxic gases. In addition, their operations will be subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to Sitio’s E&P operators due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations.

Risks Related to Sitio’s Industry

If commodity prices decrease to a level such that Sitio’s future undiscounted cash flows from its properties are less than their carrying value, Sitio may be required to take write-downs of the carrying values of its properties.

Accounting rules require that Sitio periodically review the carrying value of its properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, production data, economics and other factors, Sitio may be required to write down the carrying value of its properties. Sitio reviews and evaluates the carrying amount of its proved oil, natural gas and NGL properties for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying value exceeds the estimated undiscounted future cash flows Sitio would estimate the fair value of its properties and record an impairment charge for any excess of the carrying value of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, future commodity prices, future production estimates and a commensurate discount rate. Because estimated undiscounted future cash flows have exceeded the carrying value of Sitio’s proved properties to date, it has not been necessary for Sitio to estimate the fair value of its properties under GAAP for successful efforts accounting. As a result, Sitio has not recorded any impairment expenses associated with its proved properties. While Sitio did not record any impairment during the year ended December 31, 2021, for the year ended December 31, 2020, Sitio recorded an impairment charge of $812,000 in connection with capitalized acquisition costs for a prospective mineral interest acquisition that it did not complete. The risk that Sitio will be required to recognize impairments of its crude oil, natural gas and NGL properties increases during periods of low commodity prices. In addition, impairments would occur if Sitio were to experience sufficient downward adjustments to its estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period. Sitio may incur impairment charges in the future, which could materially adversely affect its results of operations for the periods in which such charges are taken.

The unavailability, high cost or shortages of rigs, oilfield services, equipment, raw materials, supplies or personnel may restrict or result in increased costs for E&P operators related to developing and operating Sitio’s properties.

The crude oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly water and sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand. Sitio cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, Sitio’s E&P operators rely on independent third-party service providers to provide many of the services and equipment necessary to drill new wells. If Sitio’s E&P operators are unable to secure a sufficient number of drilling rigs at reasonable costs, Sitio’s financial condition and results of operations could suffer. In addition, they may not have long term contracts securing the use of their rigs, and the operator of those rigs may choose to cease providing services to them. Shortages of drilling rigs, equipment, raw materials, supplies, personnel, trucking services, tubulars, hydraulic fracturing and completion services and production equipment could delay or restrict Sitio’s E&P operators’ exploration and development operations, which in turn could have a material adverse effect on Sitio’s financial condition, results of operations and cash flows.

The marketability of crude oil, natural gas and NGL production is dependent upon transportation and processing and refining facilities, which neither Sitio nor many of its E&P operators control. Any limitation in the availability of those facilities could interfere with Sitio’s or its E&P operators’ ability to market Sitio’s or its E&P operators’ production and could harm Sitio’s business.

The marketability of Sitio’s or its E&P operators’ production depends in part on the operation, availability, proximity, capacity and, in some cases, expansion of gathering and transportation facilities, tanker trucks and other transportation methods, and processing and refining facilities owned by third parties. Neither Sitio nor its E&P operators control these third-party facilities and Sitio’s E&P operators’ access to them may be limited or denied. Insufficient production from the wells on Sitio’s acreage or a significant disruption in the availability of third-party gathering and transportation facilities or other production facilities could adversely impact Sitio’s E&P operators’ ability to deliver, to market or produce oil and natural gas and thereby cause a significant interruption in Sitio’s operators’ operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, they may be required to shut in or curtail production. In addition, the amount of crude oil that can be produced and sold is subject to curtailment in certain other circumstances outside of Sitio’s or its operators’ control, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, production from Sitio’s wells may be insufficient to support the construction of pipeline facilities, and the shipment of Sitio’s or its E&P operators’ crude oil, natural gas and NGLs on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, Sitio and its E&P operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any shut in or significant curtailment in gathering system or transportation, processing or refining-facility capacity, or an inability to obtain favorable terms for delivery of the crude oil and natural gas produced from Sitio’s acreage, could reduce Sitio’s or its E&P operators’ ability to market the production from Sitio’s properties and have a material adverse effect on Sitio’s financial condition, results of operations and cash flows. Sitio’s or its E&P operators’ access to transportation options and the prices Sitio or its E&P operators receive can also be affected by federal and state regulation—including regulation of crude oil, natural gas and NGL production, transportation and pipeline safety—as well by general economic conditions and changes in supply and demand.

In addition, the third parties on whom Sitio or its E&P operators rely for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting Sitio’s business.

Drilling for and producing crude oil, natural gas and NGLs are high-risk activities with many uncertainties that may materially adversely affect Sitio’s business, financial condition, results of operations and cash flows.

The drilling activities of the E&P operators of Sitio’s properties will be subject to many risks. For example, Sitio will not be able to assure you that wells drilled by the E&P operators of its properties will be productive. Drilling for crude oil, natural gas and NGLs often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient crude oil, natural gas or NGLs to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that crude oil, natural gas or NGLs are present or that a well can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond Sitio’s control and increases in those costs can adversely affect the economics of a project. Further, Sitio’s E&P operators’ drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

•
unusual or unexpected geological formations;
•
loss of drilling fluid circulation;
•
title problems;
•
facility or equipment malfunctions;
•
unexpected operational events;
•
shortages or delivery delays of equipment and services;
•
compliance with environmental and other governmental requirements; and
•
adverse weather conditions, such as the winter storms in February 2021 that adversely affected operator activity and production volumes in the southern United States, including in the Delaware Basin.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations, including the drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, Sitio’s financial condition, results of operations and cash flows may be materially adversely affected.

Competition in the crude oil and natural gas industry is intense, which may adversely affect Sitio’s and its E&P operators’ ability to succeed.

The crude oil and natural gas industry is intensely competitive, and the E&P operators of Sitio’s properties compete with other companies that may have greater resources. Many of these companies explore for and produce crude oil, natural gas and NGLs, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil, natural gas and NGL market prices. Sitio’s E&P operators’ larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than Sitio’s E&P operators can, which would adversely affect Sitio’s E&P operators’ competitive position. Sitio’s E&P operators may have fewer financial and human resources than many companies in Sitio’s E&P operators’ industry and may be at a disadvantage in bidding for exploratory prospects and producing crude oil and natural gas properties. Furthermore, the crude oil and natural gas industry has experienced consolidation among some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against Sitio’s E&P operators or, in the case of consolidation among Sitio’s E&P operators, may choose to focus their operations on areas outside of Sitio’s properties. In addition, Sitio’s ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transaction in a highly competitive environment.

A deterioration in general economic, business, political or industry conditions could materially adversely affect Sitio’s results of operations, financial condition and cash flows.

Concerns over a deterioration in global economic conditions, lower energy costs, geopolitical issues, the impacts of the COVID-19 pandemic, inflation, the availability and cost of credit and slow economic growth in the United States have contributed to economic uncertainty and diminished expectations for the global economy. Additionally, acts of protest and civil unrest have caused economic and political disruption in the United States. Meanwhile, continued hostilities in the Ukraine and in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. An oversupply of crude oil in 2020 led to a severe decline in worldwide crude oil prices in 2020. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which crude oil, natural gas and NGLs from Sitio’s properties are sold, affect the ability of Sitio’s E&P operators to continue operations and ultimately materially adversely impact Sitio’s results of operations, financial condition and cash flows.

Conservation measures, technological advances and increasing attention to ESG matters could materially reduce demand for crude oil, natural gas and NGLs, availability of capital and adversely affect Sitio’s results of operations.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to crude oil, natural gas and NGLs, technological advances in fuel economy and energy-generation devices could reduce demand for crude oil, natural gas and NGLs. The impact of the changing demand for crude oil, natural gas and NGL services and products may have a material adverse effect on Sitio’s business, financial condition, results of operations and cash flows. It is also possible that the concerns about the production and use of fossil fuels will reduce the sources of financing available to Sitio. For example, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social and governance (“ESG”) matters. Such ratings are used by some investors and other financial institutions to inform their investment, financing and voting decisions, and unfavorable ESG ratings may lead to increased negative sentiment toward oil and gas companies from such institutions. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. If this negative sentiment continues, it may reduce the availability of capital funding for potential development projects, which could have a material adverse effect on Sitio’s business, financial condition, results of operations and cash flows.

Additionally, to the extent ESG matters negatively impact Sitio’s or its operators’ reputation, Sitio or its operators may not be able to compete as effectively to recruit or retain employees, which may adversely affect Sitio’s or its operators’ operations. ESG matters may also impact Sitio’s or its operators’ suppliers and customers, which may ultimately have adverse impacts on Sitio’s or its operators’ operations.

Risks Related to Environmental and Regulatory Matters

Crude oil, natural gas and NGL operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for the Sitio’s E&P operators, and failure to comply could result in its E&P operators incurring significant liabilities, either of which may impact its E&P operators’ willingness to develop Sitio’s interests.

Sitio’s E&P operators’ activities on the properties in which Sitio holds interests are subject to various federal, state and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity to conserve supplies of crude oil, natural gas and NGLs. For example, in January 2021, President Biden signed an Executive Order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices; however, in June 2021, a federal judge for the U.S. District Court of the Western District of Louisiana issued a nationwide preliminary injunction against the pause of new oil and natural gas leases while litigation challenging the Executive Order and its implementation is ongoing. In November 2021, the Department of the Interior issued a report recommending various changes to the federal leasing program, and though many such changes would require Congressional action, some recommendations, including royalty rate increases and significant decreases in total offered acreage, have been adopted in recent lease sales. Substantially all of Sitio’s interests are located on private lands, but Sitio cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. President Biden also issued an Executive Order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions during the prior administration that may be inconsistent with the current administration’s policies. For example, in October 2021, the Environmental Protection Agency (the “EPA”) announced that it is reconsidering its 2020 decision to maintain the 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone and is targeting to complete its reconsideration by the end of 2023. If the EPA were to revise the ground-level ozone NAAQS as a result of this reconsideration, state implementation of the revised standards could, among other things, require installation of new emission controls on some of Sitio’s operators’ equipment, result in longer permitting timelines, and significantly increase the capital expenditures and operating costs of Sitio’s E&P operators. More recently, in June 2022, the EPA announced it was considered redesignating certain areas of the Permian Basin to nonattainment, which could trigger the same aforementioned requirements and conditions, potentially adversely impacting Sitio’s E&P operators and their respective capital and operating expenditures, and thus potentially adversely impact Sitio’s financial condition and performance. Further actions of President Biden, and the Biden Administration, including actions focused on addressing climate change, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas.

In addition, the production, handling, storage and transportation of crude oil, natural gas and NGLs, as well as the remediation, emission and disposal of crude oil, natural gas and NGL wastes, by-products thereof and other substances and materials produced or used in connection with crude oil, natural gas and NGL operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of worker health and safety, natural resources and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on Sitio’s E&P operators, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of Sitio’s E&P operators’ operations on Sitio’s properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, species protection, and waste management, among other matters.

Laws and regulations governing E&P may also affect production levels. Sitio’s E&P operators must comply with federal and state laws and regulations governing conservation matters, including, but not limited to:

•
provisions related to the unitization or pooling of the crude oil and natural gas properties;
•
the establishment of maximum rates of production from wells;
•
the spacing of wells;
•
the plugging and abandonment of wells; and
•
the removal of related production equipment.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations, compliance with which may require increased capital costs for third-party crude oil, natural gas and NGL transporters. These transporters may attempt to pass on such costs to Sitio’s E&P operators, which in turn could affect profitability on the properties in which Sitio owns mineral and royalty interests.

Sitio’s E&P operators must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the E&P operators of Sitio’s properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity.

Sitio’s E&P operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. Sitio believes the trend of more expansive and stricter environmental legislation and regulations will continue. Please read “Business—Regulation” for a description of the laws and regulations that affect Sitio’s E&P operators and that may affect Sitio. These and other potential regulations could increase the operating costs of Sitio’s E&P operators and delay production and may ultimately impact Sitio’s E&P operators’ ability and willingness to develop Sitio’s properties.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause Sitio’s E&P operators to incur increased costs, additional operating restrictions or delays and have fewer potential drilling locations.

Sitio’s E&P operators engage in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Currently, hydraulic fracturing is generally exempt from regulation under the Underground Injection Control program of the U.S. Safe Drinking Water Act (“SDWA”) and is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities. Additionally, in December 2016, the EPA released a study that found, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Other government agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for Sitio’s E&P operators to perform fracturing activities. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though Sitio cannot predict the extent of any such legislation at this time.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which Sitio’s properties are located. For example, Texas, among others, has adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular.

Increased regulation and attention given to the hydraulic fracturing process, including the disposal of produced water gathered from drilling and production activities, could lead to greater opposition to, and litigation concerning, crude oil, natural gas and NGL production activities using hydraulic fracturing techniques in areas where Sitio owns mineral and royalty interests. Additional legislation or regulation could also lead to operational delays or increased operating costs for Sitio’s E&P operators in the production of crude oil, natural gas and NGLs, including from the development of shale plays, or could make it more difficult for Sitio’s E&P operators to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in Sitio’s E&P operators’ completion of new crude oil and natural gas wells on Sitio’s properties and an associated decrease in the production attributable to Sitio’s interests, which could have a material adverse effect on Sitio’s business, financial condition and results of operations.

Legislation or regulatory initiatives intended to address seismic activity could restrict Sitio’s E&P operators’ drilling and production activities, as well as Sitio’s operators’ ability to dispose of produced water gathered from such activities, which could have a material adverse effect on their future business, which in turn could have a material adverse effect on Sitio’s business.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. For example, in 2015, the USGS identified eight states, including New Mexico, Oklahoma and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.

In addition, a number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, the Texas Railroad Commission has previously published a rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the

Texas Railroad Commission issued a notice to operators of disposal wells in the Midland area to reduce saltwater disposal well actions and provide certain data to the commission. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, Sitio’s operators may be required to curtail operations or adjust development plans, which may adversely impact Sitio’s business.

Sitio’s E&P operators will likely dispose of large volumes of produced water gathered from their drilling and production operations by injecting it into wells pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits will be issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict Sitio’s E&P operators’ ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on Sitio’s business, financial condition and results of operations.

As a result of judicial interpretation of the Relinquishment Act, certain of Sitio’s surface rights entitle it to receive a fixed, lease operating expense and capital cost-free percentage of any oil and natural gas produced from reserves underlying the property. If the Relinquishment Act were to be amended or repealed or Sitio was subject to an unfavorable ruling under the Relinquishment Act, Sitio may no longer be able to derive additional rights to production from its ownership of surface rights, which may have a material adverse effect on its results of operations and cash flows.

Under the Relinquishment Act of 1919, as amended (the “Relinquishment Act”), the State of Texas owns mineral rights in certain lands. As a result of judicial interpretation of the Relinquishment Act, the surface owner of such lands may act as an agent for the state in negotiating and executing mineral leases, and, if the state approves the lease terms, the applicable surface owner receives an interest in the resulting royalty interest. Approximately 9% of Sitio’s NRAs as of December 31, 2021 were from the rights it received in this manner. However, if the Relinquishment Act were to be amended or repealed or if Sitio were subject to an unfavorable ruling under the Relinquishment Act, Sitio may no longer be able to derive revenue from the corresponding mineral rights, which may have a material adverse effect on its results of operations and cash flows.

Restrictions on the ability of Sitio’s E&P operators to obtain water may have an adverse effect on Sitio’s financial condition, results of operations and cash flows.

Water is an essential component of crude oil, natural gas and NGL production during both the drilling and hydraulic fracturing processes. Over the past several years, parts of the country, and in particular Texas, have experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. Such conditions may be exacerbated by climate change. If Sitio’s E&P operators are unable to obtain water to use in their operations from local sources, or if Sitio’s E&P operators are unable to effectively utilize flowback water, they may be unable to economically drill for or produce crude oil, natural gas and NGLs from Sitio’s properties, which could have an adverse effect on Sitio’s financial condition, results of operations and cash flows.

Sitio’s operations, and those of its E&P operators, are subject to a series of risks arising from climate change, which could result in increased operating costs, limit the areas in which natural gas, oil and NGLs production may occur, and reduce demand for the natural gas, oil and NGLs Sitio’s E&P operators produce.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several Executive Orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act (the “CAA”), the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (the “DOT”), implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the

Congressional Review Act (“CRA”) to repeal certain provisions of the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would make existing regulations more stringent, expand emission reduction requirements for new, modified, and reconstructed oil and gas emission sources, and require states to develop plans to reduce methane emissions from existing sources. The EPA is expected to issue a supplemental proposed rule, that may expand or modify the current proposed rule, and a final rule by the end of 2022. The scope of any final methane regulatory requirements or the cost to comply with such requirements cannot be predicted at this time. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

At the state level, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. Additionally, several states, including Pennsylvania and New York, have proceeded with a number of state and regional efforts aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In April 2022, Pennsylvania finalized regulations establishing a cap-and-trade program under its existing authority to regulate air emissions, enabling Pennsylvania to join the Regional Greenhouse Gas Initiative, a multi-state regional cap-and-trade program comprised of several Eastern U.S. states, including New York and Virginia, among others. As a result, Sitio’s E&P operators in those areas may experience increased operating costs if they are required to purchase emission allowances in connection with their operations.

At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, at the 26th Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP26”) in Glasgow, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States’ commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon Sitio’s operations and those of its operators.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in public office. On January 27, 2021, President Biden issued an Executive Order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land and ordered the Department of the Interior’s comprehensive review of the federal leasing program, which resulted in a reduction in the volume of onshore land available for lease and an increased royalty rate. Substantially all of Sitio’s interests are located on private lands, but Sitio cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas (“LNG”) export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should Sitio be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. An unfavorable ruling in any such case could significantly impact Sitio’s operations and could have an adverse impact on Sitio’s financial condition.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that is has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Although the effects of these actions cannot be fully predicted at this time, any limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material or if the registrant has set a GHG emissions reduction target or goal that includes Scope 3 emissions. If the proposed rule is adopted in its current form, an attestation report from an independent GHG emissions attestation provider will be required to cover Scope 1 and 2 GHG emissions metrics for large accelerated and accelerated filers after the first disclosure year. Additionally, the proposed rule would provide a safe harbor for liability for Scope 3 GHG emissions disclosure and an exemption from the Scope 3 GHG emissions disclosure requirement for smaller reporting companies. According to the SEC’s Spring 2022 regulatory agenda, issued in June 2022, the proposed climate disclosure rule is scheduled to be finalized in October 2022. Although the final form and substance of these requirements is not yet known and the ultimate scope and impact on Sitio’s business is uncertain, compliance with the proposed rule, if finalized, may result in additional legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on Sitio’s personnel, systems and resources. The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of Sitio’s interests. Additionally, political, litigation and financial risks may result in Sitio’s E&P operators restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of its interests. One or more of these developments could have a material adverse effect on Sitio’s business, financial condition and results of operation.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact Sitio’s operations, as well as those of its operators and their supply chains. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may adversely impact the production or attractiveness of Sitio’s interests.

Increased attention to ESG matters and conservation measures may adversely impact Sitio’s business or the business of its operators.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for Sitio’s operators’ products (and thus in Sitio’s mineral interests), reduced profits, and increased investigations and litigation. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against Sitio or its operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to Sitio’s causation of, or contribution to, the asserted damage, or to other mitigating factors.

Moreover, while Sitio may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in private litigation and damage Sitio’s reputation, cause the Sitio’s investors or consumers to lose confidence in Sitio, or otherwise negatively impact its operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward Sitio and its industry and to the diversion of investment to other industries, which could have a negative impact on Sitio’s or its operators’ access to and costs of capital. Also, institutional lenders may, on their own accord, decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect Sitio’s or its operators’ access to capital for potential growth projects.

Sitio’s or its E&P operators’ results of operations may be materially impacted by efforts to transition to a lower-carbon economy.

Concerns over the risk of climate change have increased the focus by global, regional, national, state and local regulators on GHG emissions, including carbon dioxide emissions, and on transitioning to a lower-carbon future. A number of countries and states have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, prohibitions on the sales of new automobiles with internal combustion engines, and incentives or mandates for battery-powered automobiles and/or wind, solar or other forms of alternative energy. Compliance with changes in laws, regulations and obligations relating to climate change could result in increased costs of compliance for Sitio’s E&P operators or costs of consuming crude oil, natural gas and NGLs for such products, and thereby reduce demand, which could reduce the profitability of Sitio’s interests. For example, Sitio’s E&P operators may be required to install new emission controls, acquire allowances or pay taxes related to their greenhouse gas emissions, or otherwise incur costs to administer and manage a GHG emissions program. Additionally, Sitio or its operators could incur reputational risk tied to changing customer or community perceptions of its, its E&P operators’ or its E&P operators’ customers contribution to, or detraction from, the transition to a lower-carbon economy. These changing perceptions could lower demand for oil and gas products, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending.

Separately, banks and other financial institutions, including investors, may decide to adopt policies that restrict or prohibit investment in, or otherwise funding, Sitio or its operators based on climate change-related concerns, which could affect its or its E&P operators’ access to capital for potential growth projects.

Approaches to climate change and transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, Sitio cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on its or its operators’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect Sitio’s financial condition, results of operations and cash flows.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Sitio’s E&P operators’ ability to conduct drilling activities.

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). In August 2019, the United States Fish and Wildlife Services (“FWS”) and National Marine Fisheries Service (“NMFS”) issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states have challenged the three rules and the litigation was stayed after President Biden issued an Executive Order directing the agencies to review the rules. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations, which are subject to ongoing litigation. In June 2021, FWS and NMFS announced plans to begin rulemaking processes to rescind these rules. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where Sitio’s E&P operators operate, Sitio’s E&P operators’ abilities to conduct or expand operations could be limited, or Sitio’s E&P operators could be forced to incur material additional costs. Moreover, Sitio’s E&P operators’ drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. For example, in June 2021, the FWS proposed to list two distinct population sections of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA. While the final decision remains pending, in June 2022, FWS approved a habitat conservation plan for the Lesser Prairie Chicken, which allows oil and gas operators to receive an “incidental take” permit in exchange for purchasing credits from a conservation bank and agreeing to certain conservation practices. Recently, there have also been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, and to reconsider listing the species under the ESA. In May 2022, a lawsuit was filed against FWS to force the agency to take action regarding the dunes sagebrush lizard.

In addition, as a result of one or more settlements approved by the FWS, the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The FWS did not meet that deadline, but continues to evaluate whether to take action with respect to those species. The designation of previously unidentified endangered or threatened species could cause Sitio’s E&P operators’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.

Risks Related to Sitio’s Financial and Debt Arrangements

Any significant contraction in the reserve-based lending syndication market may negatively impact Sitio’s ability to fund its operations.

Lending institutions have significantly curtailed reserved-based lending or entirely exited the reserve-based lending market. In the prevailing market, it may be difficult for the arrangers under the Revolving Credit Facility, or under any other potential future reserve-based credit facility, to obtain sufficient commitments for the borrowing base or to do so on terms favorable or acceptable to Sitio. Sitio has funded its operations since inception primarily through capital contributions and cash generated from operations, and it may finance acquisitions, and potentially other working capital needs, with borrowings under the Revolving Credit Facility. Sitio intends to continue to make significant acquisitions to support its business growth. If the arrangers under the Revolving Credit Facility, or under any other potential future reserve-based credit facility, are unable to obtain sufficient commitments for the borrowing base Sitio may not have sufficient funds to finance its operations and future growth. If adequate funds are not available, Sitio may be required to reduce expenditures, including curtailing its growth strategies or forgoing acquisitions.

In addition, during previous periods of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and during any future period of economic instability Sitio may not be able to obtain additional financing on commercially reasonable terms, if at all. If Sitio is unable to obtain adequate financing or financing on terms satisfactory to it, Sitio could experience a material adverse effect on its business, financial condition and results of operations.

Restrictions in Sitio’s Revolving Credit Facility, bridge loan facility and future debt agreements of Sitio and Sitio OpCo could limit its growth and its ability to engage in certain activities.

Predecessor's Credit Agreement

On October 8, 2021, KMF Land, as borrower, Desert Peak, as parent, Bank of America, N.A., as the administrative agent and issuing bank, and certain lenders entered into the A&R Credit Agreement, pursuant to which the lenders thereunder made loans and other extensions of credit to the borrower thereunder.

Second Amended and Restated Credit Agreement

On June 7, 2022 and in connection with the closing of the Merger, the A&R Credit Agreement was amended and restated in its entirety pursuant to the Credit Agreement. In connection with the entry into the A&R Credit Agreement, all amounts outstanding under the Previous Credit Agreement were repaid in full. The Credit Agreement has a scheduled maturity date in June 2026.

Pursuant to the terms and conditions of the Credit Agreement, the lenders committed to providing a credit facility to Sitio OpCo in an aggregate principal amount of up to $750 million, subject to borrowing base limitations. The availability under the Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the lenders. As of June 7, 2022, the Credit Agreement has a $300 million borrowing base and $300 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15 million.

First Amendment to Second Amended and Restated Credit Agreement

On June 24, 2022, Sitio OpCo and the other guarantors party thereto entered into the RBL First Amendment, pursuant to which the Credit Agreement was amended to permit the borrowings under the Bridge Loan Agreement and permit the transactions contemplated by the Bridge Loan Agreement and the Foundation Acquisition. The RBL First Amendment waives the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the Amendment) up to an aggregate amount of $400 million incurred prior to the borrowing base redetermination scheduled to occur on or about October 1, 2022. The RBL First Amendment also amends the maturity date of the Credit Agreement to include a springing maturity date concept, pursuant to which the Credit Agreement would mature on the date that is 91 days prior to the maturity date of the Bridge Loan Agreement (or any refinancing thereof), if any portion of the Bridge Loan Facility remains outstanding on such date.

Second Amendment to Second Amended and Restated Credit Agreement

On July 8, 2022, Sitio OpCo and the other guarantors party thereto entered into the RBL Second Amendment, pursuant to which the Credit Agreement was amended to permit the additional borrowings under the Bridge Amendment (as described below) and permit the transactions contemplated by the Bridge Amendment. The RBL Second Amendment waives the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the RBL Second Amendment) up to an aggregate additional amount of $50 million if incurred within 30 days of the closing of the RBL Second Amendment to fund a portion of the purchase price of the Momentum Acquisition.

Bridge Loan Facility

On June 24, 2022, Sitio OpCo, as borrower, entered into the Bridge Loan Agreement. The Bridge Loan Agreement provides for the Bridge Loan Facility in the aggregate principal amount of $250, million. On July 8, 2022, the Bridge Loan Agreement was amended pursuant to the Bridge Amendment to increase the commitment amount to $425 million. Sitio OpCo borrowed $175 million on July 26, 2022 to fund the Momentum Acquisition.

As amended, the Revolving Credit Facility, Bridge Loan Facility or other future debt agreements of Sitio and Sitio OpCo, contain, or in the case of future debt agreements, may contain, a number of restrictive covenants that may limit Sitio’s ability to, among other things;

•
incur additional indebtedness and liens,
•
pay dividends on, or redeem or repurchase, their equity interests, return capital to the holders of its equity interests, or make other distributions to holders of their equity interests;
•
enter into certain swap arrangements;
•
make loans and certain investments and acquisitions;
•
incur certain liens or permit them to exist;
•
enter into certain types of transactions with affiliates;
•
undergo a change of control event;
•
enter into certain lines of business;
•
merge or consolidate with another company;
•
transfer, sell or otherwise dispose of assets; and
•
repay or redeem certain debt.

The Revolving Credit Facility also contains covenants requiring Sitio OpCo and its subsidiaries to maintain certain financial ratios or to reduce its indebtedness if they are unable to comply with such ratios. Their ability to meet those financial ratios and tests can be affected by events beyond Sitio’s control. These restrictions may also limit Sitio’s ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. Sitio and its subsidiaries may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under its revolving credit facility impose on it.

A failure to comply with the provisions of the Revolving Credit Facility could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the Revolving Credit Facility, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from Sitio’s operations may be insufficient to repay such debt in full. The Revolving Credit Facility contains events of default customary for transactions of this nature, including the occurrence of a change of control.

Sitio’s debt levels may limit its flexibility to obtain additional financing and pursue other business opportunities.

Sitio’s existing and any future indebtedness could have important consequences to it, including:

•
its ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms acceptable to it;
•
covenants in the Revolving Credit Facility require, and in any future credit and debt arrangement may require, Sitio and certain of its subsidiaries to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;
•
its access to the capital markets may be limited;
•
its borrowing costs may increase;

•
it will use a portion of its discretionary cash flows to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payment of dividends to its stockholders; and
•
its debt level will make Sitio more vulnerable than its competitors with less debt to competitive pressures or a downturn in its business or the economy generally.

Sitio’s ability to service its indebtedness will depend upon, among other things, Sitio’s future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If Sitio’s operating results are not sufficient to service its current or future indebtedness, Sitio will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital or bankruptcy protection. Sitio may not be able to effect any of these remedies on satisfactory terms or at all.

Risks Related to Sitio’s Organization and Structure

Sitio is a holding company whose sole material asset is its equity interest in Sitio OpCo. Accordingly, Sitio is dependent upon distributions from Sitio OpCo to pay taxes, cover its corporate and other overhead expenses and pay any dividends on its Class A Common Stock.

Sitio is a holding company and with no material assets other than its equity interest in Sitio OpCo. Sitio has no independent means of generating revenue and to the extent Sitio OpCo has available cash, Sitio OpCo is generally required to make pro rata cash distributions (“tax distributions”) to all its unitholders, including Sitio, in an amount sufficient for Sitio to pay its U.S. federal, state, local and non-U.S. tax liabilities. Sitio OpCo may also make non-pro rata cash distributions periodically to enable Sitio to cover its corporate and other overhead expenses. In addition, as the sole managing member of Sitio OpCo, Sitio intends to cause Sitio OpCo to make pro rata cash distributions to all of its unitholders, including to Sitio, in an amount sufficient to fund dividends to its stockholders, to the extent Sitio’s board of directors declares such dividends. Therefore, although Sitio expects to pay dividends on its Class A Common Stock in amounts determined from time to time by its board of directors, Sitio’s ability to do so may be limited to the extent Sitio OpCo and its subsidiaries are limited in their ability to make these and other distributions to Sitio. To the extent that Sitio needs funds and Sitio OpCo or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect Sitio’s liquidity and financial condition.

Sitio’s ability to pay dividends to its stockholders may be limited by its holding company structure, contractual restrictions and regulatory requirements.

Sitio is a holding company with no material assets other than its ownership of Sitio OpCo Partnership Units and will not have any independent means of generating revenue. To the extent Sitio OpCo has available cash, Sitio OpCo is generally required to make (a) pro rata tax distributions to all its unitholders, including to us, in an amount sufficient to allow it to pay its U.S. federal, state, local and non-U.S. tax liabilities and (b) non-pro rata distributions to Sitio in an amount sufficient to cover its corporate and other overhead expenses. In addition, as the sole managing member of Sitio OpCo, Sitio intends to cause Sitio OpCo to make pro rata distributions to all of its unitholders, including to Sitio, in an amount sufficient to allow Sitio to fund dividends to its stockholders, to the extent its board of directors declares such dividends. Sitio OpCo is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit Sitio’s ability to obtain cash from it. If Sitio OpCo is unable to make distributions, Sitio may not receive adequate distributions, which could materially and adversely affect its cash flows and financial position and its ability to fund any dividends.

Although Sitio expects to pay dividends on its Class A Common Stock, the board of directors will take into account general economic and business conditions, including Sitio’s financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in its debt agreements, business prospects and other factors that Sitio’s board of directors considers relevant in determining whether, and in what amounts, to pay such dividends.

Sitio’s sponsors hold a significant amount of the outstanding Class C Common Stock that provides them with effective control over Sitio.

Kimmeridge, Blackstone, the Source Stockholders (collectively, the “Sponsors”) hold the substantial majority of the outstanding Class C Common Stock. Each share of Class C Common Stock has no economic rights, but entitles the holder thereof to one vote for each share of Class C Common Stock held by such holder. Holders of Class C Common Stock are entitled to one vote for each share held on all matters to be voted on by Sitio’s stockholders and, with the holder of Class A Common Stock, vote together as a single class on all matters submitted to a vote of Sitio’s stockholders, except as required by law or Sitio’s Third Amended and Restated Certificate of Incorporation (the “Third A&R Charter”). As a result, the Sponsors hold approximately 83.8% of the voting power over Sitio, which may provide them with effective control over Sitio.

Kimmeridge, Blackstone and the Source Stockholders have influence over the selection of directors on Sitio’s board of directors.

Pursuant to the Director Designation Agreement (the “Director Designation Agreement”) by and among Sitio, Kimmeridge, the Source Stockholders, Blackstone, each of Kimmeridge, Blackstone and the Source Stockholders is entitled to designate one nominee for election as directors by Sitio’s stockholders, so long as the respective party and its affiliates collectively beneficially own at least 10% of the outstanding shares of Class A Common Stock. As a result, Kimmeridge, Blackstone and the Source Stockholders are entitled to collectively designate three out of seven directors to Sitio’s board of directors.

The U.S. federal income tax treatment of distributions on Sitio’s Class A Common Stock to a holder will depend upon Sitio’s tax attributes and the holder’s tax basis in its stock, which are not necessarily predictable and can change over time.

Distributions of cash or property on Sitio’s Class A Common Stock, if any, will constitute dividends for U.S. federal income tax purposes to the extent paid from its current or accumulated earnings and profits, as determined under U.S. federal income tax principles. To the extent those distributions exceed Sitio’s current and accumulated earnings and profits, the distributions will be treated as a non-taxable return of capital to the extent of the holder’s tax basis in Sitio’s Class A Common Stock and thereafter as capital gain from the sale or exchange of such common stock. Also, if any holder sells its Class A Common Stock, the holder will recognize a gain or loss equal to the difference between the amount realized and the holder’s tax basis in such Class A Common Stock.

To the extent that the amount of Sitio’s distributions is treated as a non-taxable return of capital as described above, such distribution will reduce a holder’s tax basis in the Class A Common Stock. Consequently, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A Common Stock or subsequent distributions with respect to such stock. Additionally, with regard to U.S. corporate holders of Sitio’s Class A shares, to the extent that a distribution on Sitio’s Class A shares exceeds both its current and accumulated earnings and profits and such holder’s tax basis in such shares, such holders would be unable to utilize the corporate dividends-received deduction (to the extent it would otherwise be applicable to such holder) with respect to the gain resulting from such excess distribution.

Prospective investors in Sitio’s Class A Common Stock are encouraged to consult their tax advisors as to the tax consequences of receiving distributions on its Class A shares that are not treated as dividends for U.S. federal income tax purposes.

If Sitio OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Sitio and Sitio OpCo might be subject to potentially significant tax inefficiencies.

Section 7704 of the Code generally provides that a publicly traded partnership will be treated as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. However, if 90% or more of a partnership’s gross income for every taxable year consists of “qualifying income,” the partnership may continue to be treated as a partnership for U.S. federal income tax purposes. Qualifying income generally includes income earned from royalty interests and other passive ownership interests in oil and gas properties. There can be no assurance that there will not be future changes to U.S. federal income tax laws or the Treasury Department’s interpretations of the qualifying income rules in a manner that could impact Sitio OpCo’s ability to qualify as a partnership for federal income tax purposes. However, Sitio believes that substantially all of Sitio OpCo’s gross income will constitute qualifying income for purposes of Section 7704(d) and intend to operate such that Sitio OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. In addition, the Second Amended and Restated Agreement of Limited Partnership of Sitio OpCo (the “Sitio OpCo LPA”) provides for limitations on the ability of unitholders of Sitio OpCo to transfer their Sitio OpCo Partnership Units and will provide Sitio, as the managing member of Sitio OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of Sitio OpCo to exchange their Sitio OpCo Partnership Units pursuant to a redemption right to the extent Sitio believes it is necessary to ensure that Sitio OpCo will continue to be treated as a partnership for U.S. federal income tax purposes.

If Sitio OpCo becomes a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Sitio and Sitio OpCo. In particular, Sitio OpCo would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 21%. Distributions to Sitio would generally be taxed again as corporate distributions. Because a tax would be imposed on Sitio OpCo as a corporation, the amount of cash distributions to Sitio would be substantially reduced, which may cause a substantial reduction in the value of Sitio’s Class A Common Stock.

For as long as Sitio is an emerging growth company, it will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about executive compensation, that apply to other public companies.

Sitio is classified as an “emerging growth company” under the JOBS Act. For as long as it is an emerging growth company, which may be up to five full fiscal years after its initial public offering, unlike other public companies, Sitio will not be required to, among other things: (a) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (c) provide certain disclosure regarding executive compensation required of larger public companies; or (d) hold nonbinding advisory votes on executive compensation. Sitio has also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, Sitio’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Sitio will remain an emerging growth company for up to five years after its initial public offering, although may lose that status sooner if there is more than $1.07 billion of revenues in a fiscal year, more than $700 million in market value of Class A Common Stock held by non-affiliates, or issues more than $1 billion of non-convertible debt over a three-year period.

To the extent that Sitio relies on any of the exemptions available to emerging growth companies, stockholders may receive less information about executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find the Class A Common Stock to be less attractive as a result, there may be a less active trading market for the Class A Common Stock and Sitio’s stock price may be more volatile.

There is no guarantee that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless.

Four whole Warrants are exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. Pursuant to the Contribution Agreement, to the extent that any common stock dividend paid by Sitio, when combined with other common stock dividends paid in the prior 365 days, exceeds 50 cents, it is categorized as an “Extraordinary Dividend.” Extraordinary Dividends reduce, penny for penny, the exercise price of Warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

Sitio may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of Sitio’s Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without the warrantholder’s approval.

The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, Sitio may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although Sitio’s ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period, or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.

Sitio may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

Sitio has the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Class A Common Stock equals or exceeds $72.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date Sitio sends the notice of redemption to the warrantholders. If and when the Warrants become redeemable by Sitio, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the warrantholders (a) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (b) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants. None of the Private Placement Warrants will be redeemable by Sitio so long as they are held by Sitio’s sponsor, Osprey Sponsor, LLC (“Falcon Sponsor”), or its permitted transferees.

Warrants will become exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.

Sitio issued Warrants to purchase 13,749,998 shares of Class A Common Stock as part of its initial public offering and concurrent with its initial public offering, Sitio issued an aggregate of 7,500,000 Private Placement Warrants to Falcon Sponsor. Four whole Warrants are exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock.

To the extent such Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of Sitio’s Class A Common Stock. The Private Placement Warrants are identical to the warrants sold as part of the units issued in the initial public offering, except that, so long as they are held by Falcon Sponsor or its permitted transferees, (a) they will not be redeemable by Sitio and (b) they may be exercised by the holders on a cashless basis.

If additional stock consideration is issued to Royal pursuant to the earn-out provided for in the Contribution Agreement, it would increase the number of shares eligible for future resale in the public market and result in dilution to Sitio’s stockholders.

Pursuant to the Contribution Agreement, dated as of June 3, 2018, by and among Sitio, Royal Resources L.P. (“Royal”), Royal Resources GP L.L.C., Noble Royalties Acquisition Co., LP (“NRAC”), Hooks Ranch Holdings LP (“Hooks Holdings”), DGK ORRI Holdings, LP (“DGK”), DGK ORRI GP LLC (“DGK GP”) and Hooks Holding Company GP, LLC (“Hooks GP”, and collectively with NRAC, Hooks Holdings, DGK, and DGK GP, the “Contributors”) (the “Contribution Agreement”), Royal is entitled to receive earn-out consideration to be paid in the form of Sitio OpCo Partnership Units (and a corresponding number of shares of Class C Common Stock) if the 30-Day VWAP of the Class A Common Stock equals or exceeds certain hurdles set forth in the Contribution Agreement. Royal can potentially receive up to an additional 20.0 million Sitio OpCo Partnership Units as a part of the earn-out consideration. Royal is also entitled to the earn-out consideration described above in connection with certain liquidity events of Sitio, including a merger or sale of all or substantially all of Sitio’s assets, if the consideration paid to holders of the Class A Common Stock in connection with such liquidity event is greater than any of the 30-Day VWAP hurdles. Because any Sitio OpCo Partnership Units issued pursuant to the earn-out are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the Contributors, the issuance of additional stock consideration pursuant to the earn-out will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of Class A Common Stock.

A significant portion of Sitio’s total outstanding shares may be sold into the market in the near future. This could cause the market price of its Class A Common Stock to drop significantly, even if Sitio’s business is doing well.

Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Sitio’s Class A Common Stock.

Additionally, the Sponsors and Sitio’s executive officers own over 98% of the outstanding Class C Common Stock and hold an equivalent number of Sitio OpCo Partnership Units for each such share of Class C Common Stock. Each share of Class C Common Stock has no economic rights, but entitles the holder thereof to one vote for each share of Class C Common Stock held by such holder. Holders of Class C Common Stock are entitled to one vote for each share held on all matters to be voted on by Sitio’s stockholders and, with the holder of Class A Common Stock, vote together as a single class on all matters submitted to a vote of Sitio’s stockholders, except as required by law or the Third A&R Charter. Each holder of Sitio OpCo Partnership Units has the right to cause Sitio OpCo to redeem all or a portion of its Sitio OpCo Partnership Units for shares of Class A Common Stock or, under certain circumstances and at Sitio OpCo’s election, an equivalent amount of cash. In connection with any such redemption, a corresponding number of shares of Class C Common Stock will be cancelled. If the holders of Sitio OpCo Partnership Units redeem or exchange all of their Sitio OpCo Partnership Units for shares of Class A Common Stock, and no shares of Class A Common Stock are otherwise issued, they will own approximately 84.3% of Sitio’s Class A Common Stock.

On August 23, 2018, in connection with the Contribution Agreement, Sitio’s predecessor entered into a registration rights agreement (the “Royal Registration Rights Agreement”) with Royal and the Contributors, pursuant to which Sitio has certain obligations to register for resale under the Securities Act, all or any portion of the Class A Common Stock that Royal and the Contributors hold as of the date of the Royal Registration Rights Agreement and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor. Royal and the Contributors are entitled to an unlimited number of underwritten offerings, provided that the gross proceeds of each underwritten offering is more than $30 million, and “piggyback” registration rights.

In connection with the Merger, Sitio entered into a registration rights agreement (the “Registration Rights Agreement”) with Kimmeridge, Blackstone and the Source Stockholders, pursuant to which Sitio has filed a registration statement registering the shares of Class A Common Stock issued or issuable upon the exchange of the shares of Class C Common Stock and Common Stock held by them for resale. Under the Registration Rights Agreement, Royal waived any rights it or its affiliates would be entitled to under the Royal Registration Rights Agreement, and the Royal Registration Rights Agreement was terminated as to Royal.

If securities or industry analysts do not publish research or reports or publish unfavorable research about Sitio’s business, the price and trading volume of Sitio’s Class A Common Stock could decline.

The trading market for Sitio’s Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about Sitio or its business. In the event one or more of the analysts who covers Sitio downgrades its securities, the price of its securities would likely decline. If one or more of these analysts ceases to cover Sitio or fails to publish regular reports on Sitio, interest in the purchase of Sitio’s securities could decrease, which could cause the price of its Class A Common Stock and other securities and their trading volume to decline.

If Sitio fails to develop or maintain an effective system of internal controls over its financial reporting, its financial results may not be reported accurately and timely or prevent fraud, which may result in material misstatements in its financial statements or failure to meet periodic reporting obligations. As a result, current and potential stockholders could lose confidence in Sitio’s financial reporting, which would harm its business and the trading price of its Class A Common Stock.

Sitio’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary to provide reliable financial reports, prevent fraud and operate successfully as a public company. If Sitio cannot provide reliable financial reports or prevent fraud, its reputation and operating results may be harmed. Sitio cannot be certain that its efforts to maintain its internal controls will be successful, that it will be able to maintain adequate controls over its financial processes and reporting in the future or that it will be able to comply with its obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving internal controls, could harm Sitio’s operating results or cause it to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in its reported financial information, which would likely have a negative effect on the trading price of Sitio’s Class A Common Stock. Additional material weaknesses may be identified in the future. If Sitio identifies such issues or if it is unable to produce accurate and timely financial statements, the trading price of its Class A Common Stock may decline and Sitio may be unable to maintain compliance with the NYSE listing standards.

Provisions in the Third A&R Charter may prevent or delay an acquisition of us, which could decrease the trading price of Class A Common Stock, or otherwise may make it more difficult for certain provisions of the Third A&R Charter to be amended.

The Third A&R Charter contains provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the board of directors rather than to attempt a hostile takeover. These provisions include:

•
the right of the board of directors to issue preferred stock without stockholder approval; and
•
restrictions on the right of stockholders to call special meetings of stockholders.

These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the board of directors determines is not in Sitio and its stockholders’ best interests.

In addition, the Third A&R Charter requires the affirmative vote of the holders of at least 75% of the voting power of all outstanding shares of capital stock of Sitio to amend, repeal or adopt certain provisions of the Third A&R Charter relating to the board of directors, the bylaws, meetings of stockholders, indemnification of officers and directors, waiver of corporate opportunities, exclusive forum, amendments to the Third A&R Charter and Delaware’s business combinations statute. This requirement will make it more difficult for these provisions of the Third A&R Charter, which include the provisions intended to deter coercive takeover practices and inadequate takeover bids, to be amended.

Sitio may issue preferred stock whose terms could adversely affect the voting power or value of its Class A Common Stock.

The Third A&R Charter authorizes the board of directors to issue, without the stockholder approval, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Sitio’s Class A Common Stock respecting dividends and distributions, as the board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Class A Common Stock. For example, holders of a class or series of Sitio’s preferred stock may be granted the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, holders of preferred stock may be assigned the repurchase or redemption rights or liquidation preferences which could affect the residual value of Sitio’s Class A Common Stock.

The Third A&R Charter designates the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, any state or the federal court sitting in the State of Delaware with jurisdiction over the matter) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit their ability to obtain a favorable judicial forum for disputes with Sitio or with Sitio’s directors, officers or employees and may discourage stockholders from bringing such claims.

The Third A&R Charter designates the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, any state or the federal court sitting in the State of Delaware with jurisdiction over the matter) to the fullest extent permitted by applicable law, as the sole and exclusive forum for (a) any derivative action or proceeding brought on Sitio’s behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of Sitio’s directors, officers, employees or agents to Sitio or Sitio’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Third A&R Charter or Sitio’s bylaws or (d) any action asserting a claim against Sitio that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of Sitio’s capital stock is deemed to have notice of, and consented to, the provisions of the Third A&R Charter described in the preceding sentence. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit the ability of stockholders to obtain a favorable judicial forum for disputes with Sitio or with Sitio’s directors, officers or employees and may discourage stockholders from bringing such claims. Alternatively, if a court were to find these provisions of the Third A&R Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Sitio may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Sitio’s business, financial condition, and results of operations.

General Risk Factors

A terrorist attack or armed conflict could harm Sitio’s business.

Terrorist activities, anti-terrorist activities and other armed conflicts involving the United States or other countries, including the armed conflict in Ukraine that has resulted in severe sanctions levied on Russia and increased geopolitical and macroeconomic instability, may adversely affect the United States and global economies and could prevent Sitio from meeting its financial and other obligations. If any of these events occur, or continue, the resulting political instability and societal disruption could reduce overall demand for crude oil, natural gas and NGLs, potentially putting downward pressure on demand for Sitio’s E&P operators’ services and causing a reduction in its revenues. Crude oil, natural gas and NGL related facilities, including those of Sitio’s E&P operators, could be direct targets of terrorist attacks, and, if infrastructure integral to its E&P operators is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could materially adversely affect Sitio’s financial condition, results of operations and cash flows. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Increased costs of capital could adversely affect Sitio’s business.

Sitio’s business and ability to make acquisitions could be harmed by factors such as the availability, terms, and cost of capital, increases in interest rates or a reduction in its credit rating. Changes in any one or more of these factors could cause Sitio’s cost of doing business to increase, limit its access to capital, limit its ability to pursue acquisition opportunities, and place it at a competitive disadvantage. A significant reduction in the availability of capital could materially and adversely affect Sitio’s ability to achieve its planned growth and operating results.

Sitio may be involved in legal proceedings that could result in substantial liabilities.

Like many crude oil and natural gas companies, Sitio may from time to time be involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of its business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on Sitio because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in Sitio’s business practices, which could materially and adversely affect its business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None other than as previously disclosed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Falcon Minerals Operating Partnership, LP, Ferrari Merger Sub A LLC, and DPM HoldCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 12, 2022).

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated June 3, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2022).
3.2	Amended and Restated Bylaws of Falcon Minerals Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on January 23, 2019).
10.1

Director Designation Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Chambers DPM HoldCo, LLC, KMF DPM HoldCo, LLC, Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP, Rock Ridge Royalty Company, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 12, 2022).

10.2

Registration Rights Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Chambers DPM HoldCo, LLC, KMF DPM HoldCo, LLC, Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP, Rock Ridge Royalty Company, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 12, 2022).

10.3

Second Amended and Restated Agreement of Limited Partnership of Sitio Royalties Operating Partnership, L.P., dated as of June 7, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 10, 2022).

10.4	Sitio Royalties Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 10, 2022).
10.5	Form of DPM HoldCo, LLC Assignment and Allocation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 10, 2022).
10.6	Sitio Royalties Corp. Severance Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 10, 2022).
10.7*	Form of Restricted Stock Unit Agreement under the Sitio Royalties Corp. Long Term Incentive Plan
10.8*	Form of Performance Stock Unit Agreement under the Sitio Royalties Corp. Long Term Incentive Plan
10.9*	Form of Deferred Share Unit Agreement under the Sitio Royalties Corp. Long Term Incentive Plan
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 10, 2022).
10.11

Second Amended and Restated Credit Agreement, by and among Sitio Royalties Operating Partnership, LP, as borrower, KMF Land, LLC, Bank of America, N.A., as the administrative agent and issuing bank, the lenders party thereto and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 10, 2022).

10.12

First Amendment to Second Amended and Restated Credit Agreement, dated as of June 24, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2022).

10.13

Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 8, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2022).

10.14

364-Day Bridge Term Loan Agreement, dated as of June 24, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2022).

10.15

First Amendment to 364-Day Bridge Term Loan Agreement, dated as of July 8, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: August 8, 2022	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2022	By:	/s/ Jim Norris
Jim Norris
Vice President - Controller (Principal Accounting Officer)