Form 10-Q
period 2022-09-30
Sitio Royalties Corp.
filed 2022-11-08
CIK 1703785

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 12,706,082 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, issued and outstanding and there were 71,134,752 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, issued and outstanding.

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

Bbl/d. Bbl per day.

Board. The Sitio Royalties Corp. Board of Directors.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par and share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,812	$12,379
Accrued revenue and accounts receivable, net	83,514	36,202
Prepaid assets	1,297	235
Derivative asset	22,531	—
Total current assets	118,154	48,816

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	1,473,142	817,873
Proved properties	1,042,257	447,369
Other property and equipment	3,201	8,187
Accumulated depreciation, depletion and amortization	(186,004)	(121,536)
Net oil and gas properties and other property and equipment	2,332,596	1,151,893

Other long-term assets
Long-term derivative asset	28,888	—
Deferred financing costs	6,131	2,145
Other long-term assets	648	—
Total long-term assets	35,667	2,145

TOTAL ASSETS	$2,486,417	$1,202,854

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,877	$4,140
Due to affiliates	—	442
Warrant liability	2,770	—
Derivative liability	150	—
Total current liabilities	18,797	4,582

Long-term liabilities
Long-term debt	666,834	134,000
Deferred tax liability	4,782	—
Deferred rent	1,138	1,129
Total long-term liabilities	672,754	135,129

Total liabilities	691,551	139,711

Commitments and contingencies (see Note 15)

Temporary equity	1,573,201	—
Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 12,706,082 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	—
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 71,134,752 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7	—
Additional paid-in capital	221,819	—
Accumulated deficit	(162)	—
Partners’ Capital	—	560,622
Noncontrolling interests	—	502,521
Total equity	221,665	1,063,143

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,486,417	$1,202,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Oil, natural gas and natural gas liquids revenues	$108,761	$33,152	$260,219	$69,221
Lease bonus and other income	6,736	557	9,445	1,207
Total revenues	115,497	33,709	269,664	70,428

Operating expenses:
Management fees to affiliates	—	1,870	3,241	5,610
Depreciation, depletion and amortization	32,005	12,813	67,302	28,614
General and administrative	13,381	954	24,043	2,232
General and administrative - affiliates	—	1,686	74	4,903
Severance and ad valorem taxes	7,215	2,192	18,019	4,766
Total operating expenses	52,601	19,515	112,679	46,125

Net income from operations	62,896	14,194	156,985	24,303

Other income (expense):
Interest expense, net	(14,986)	(276)	(18,096)	(800)
Change in fair value of warrant liability	536	—	3,842	—
Loss on extinguishment of debt	(11,487)	—	(11,487)	—
Commodity derivatives gains	34,613	—	53,508	—
Income before income tax expense	71,572	13,918	184,752	23,503

Income tax expense	(2,561)	(143)	(5,206)	(233)

Net income	69,011	13,775	179,546	23,270
Net income attributable to Predecessor	—	(13,775)	(78,104)	(23,270)
Net income attributable to temporary equity	(59,872)	—	(86,143)	—
Net income attributable to Class A stockholders	$9,139	$—	$15,299	$—

Net income per Class A common share
Basic	$0.70	—	$1.19	—
Diluted	$0.70	—	$1.19	—

Weighted average Class A common shares outstanding
Basic	12,703	—	12,665	—
Diluted	12,703	—	12,665	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$179,546	$23,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,302	28,614
Amortization and write off of deferred financing costs and long-term debt discount	5,419	247
Share-based compensation	4,947	—
Change in fair value of warrant liability	(3,842)	—
Loss on extinguishment of debt	11,487	—
Commodity derivative gains	(53,508)	—
Net cash received for derivative settlements	2,239	—
Deferred tax expense	2,645	—
Change in operating assets and liabilities:
Accrued revenue and accounts receivable, net	(29,785)	(13,606)
Other prepaid assets	(1,903)	(187)
Other long-term assets	(115)	—
Accrued expenses and other liabilities	(12,986)	451
Due to affiliates	(380)	1,810
Other long-term liabilities	9	(36)
Net cash provided by operating activities	171,075	40,563

Cash flows from investing activities:
Acquisition of Falcon, net of cash	4,484	—
Predecessor cash not contributed in the Falcon Merger	(15,229)	—
Purchases of oil and gas properties	(558,062)	(26,834)
Proceeds from sales of oil and gas properties	—	(103)
Purchases of other property and equipment	(819)	—
Net cash used in investing activities	(569,626)	(26,937)

Cash flows from financing activities:
Borrowings on Revolving Credit Facility	196,895	20,000
Repayments on Revolving Credit Facility	(147,000)	(41,600)
Borrowings on Bridge Loan Facility	425,000	—
Repayments on Bridge Loan Facility	(425,000)	—
Bridge Loan Facility issuance costs	(14,909)	—
Borrowings on 2026 Senior Notes	444,500	—
2026 Senior Notes issuance costs	(4,169)	—
Issuance of equity in consolidated subsidiary	—	1,467
Capital contributions	—	8,000
Distributions to noncontrolling interests	(13,318)	—
Dividends paid to Class A stockholders	(9,017)	—
Distribution paid to Temporary Equity	(50,510)	—
Dividend equivalent rights paid	(283)	—
Payments of deferred financing costs	(3,964)	(195)
Deferred initial public offering costs	(61)	(179)
Other	(1,180)	—
Net cash provided by (used) in financing activities	396,984	(12,507)

Net change in cash and cash equivalents	(1,567)	1,119
Cash and cash equivalents, beginning of year	12,379	7,531
Cash and cash equivalents, end of period	$10,812	$8,650

Supplemental disclosure of non-cash transactions:
Increase (decrease) in current liabilities for additions to property and equipment:	$(163)	$909
Oil and gas properties acquired through issuance of Class C Common Stock and common units in consolidated subsidiary:	692,197	—
Oil and gas properties acquired through issuance of equity in consolidated subsidiary:	—	571,166
Oil and gas properties acquired through deemed distribution in connection with common control transaction:	—	37,459
Temporary equity cumulative adjustment to redemption value:	153,086	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$1,866	$32
Cash paid for interest expense:	13,389	634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C
			Common Stock		Common Stock
		Non-					Additional
	Partners’ Capital	controlling interests	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Equity

Balance at January 1, 2021	$562,397	$—	—	$—	—	$—	$—	$—	$562,397

Net income	4,476	—	—	—	—	—	—	—	4,476

Balance at March 31, 2021	$566,873	$—	—	$—	—	$—	$—	$—	$566,873

Issuance of equity by consolidated subsidiary	$59,237	$261,453	—	$—	—	$—	$—	$—	$320,690

Excess of consideration paid over the carrying value of oil and gas properties purchased from entity under common control	(37,459)	37,459	—	—	—	—	—	—	—

Net income	4,991	28	—	—	—	—	—	—	5,019

Balance at June 30, 2021	$593,642	$298,940	—	$—	—	$—	$—	$—	$892,582

Capital contributions	$8,000	$—	—	$—	—	$—	$—	$—	$8,000

Issuance of equity by consolidated subsidiary	6,625	245,317	—	—	—	—	—	—	251,942

Net income	7,561	6,214	—	—	—	—	—	—	13,775

Balance at September 30, 2021	$615,828	$550,471	—	$—	—	$—	$—	$—	$1,166,299

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity (Continued)

(In thousands, except per share amounts)

(Unaudited)

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C
			Common Stock		Common Stock
		Non-					Additional
	Partners’ Capital	controlling interests	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2022	$560,622	$502,521	—	$—	—	$—	$—	$—	$1,063,143

Net income	19,280	19,242	—	—	—	—	—	—	38,522

Balance at March 31, 2022	$579,902	$521,763	—	$—	—	$—	$—	$—	$1,101,665

Capital distribution	$—	$(13,318)	—	$—	—	$—	$—	$—	$(13,318)

Net income attributable to Predecessor from April 1, 2022 through June 6, 2022	20,213	19,369	—	—	—	—	—	—	39,582

Balance prior to Falcon Merger	$600,115	$527,814	—	$—	—	$—	$—	$—	$1,127,929

Falcon Merger Transaction (effected for 1-for-4 reverse stock split)	$(600,115)	$(527,814)	12,089	$1	71,752	$7	$352,019	$—	$(775,902)

Share-based compensation	—	—	—	—	—	—	830	—	830

Conversion of Class C Common Stock to Class A Common Stock	—	—	612	—	(612)	—	11,909	—	11,909

Net income attributable to stockholders from June 7, 2022 through June 30, 2022	—	—	—	—	—	—	—	6,160	6,160

Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	(248,208)	(6,160)	(254,368)

Balance at June 30, 2022	$—	$—	12,701	$1	71,140	$7	$116,550	$—	$116,558

Net income attributable to stockholders	$—	$—	—	$—	—	$—	$—	$9,139	$9,139

Share-based compensation	—	—	—	—	—	—	3,401	—	3,401

Conversion of Class C Common Stock to Class A Common Stock	—	—	5	—	(5)	—	124	—	124

Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	462	—	462

Dividend equivalent rights paid	—	—	—	—	—	—	—	(284)	(284)

Dividends to Class A stockholders ($0.71 per share)	—	—	—	—	—	—	—	(9,017)	(9,017)

Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	101,282	—	101,282

Balance at September 30, 2022	$—	$—	12,706	$1	71,135	$7	$221,819	$(162)	$221,665
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

Falcon Reverse Merger Transaction

On June 7, 2022 (the “Closing Date”), the Company, consummated the previously announced merger transactions contemplated by the Agreement and Plan of Merger, dated as of January 11, 2022 (the “Falcon Reverse Merger Agreement”), by and among the Company, Sitio Royalties Operating Partnership, LP, a Delaware limited partnership (formerly known as Falcon Minerals Operating Partnership, LP) (“Sitio OpCo”), Ferrari Merger Sub A LLC, a Delaware limited liability company (“Falcon Merger Sub”), and DPM HoldCo, LLC, a Delaware limited liability company (“Desert Peak”), pursuant to which Falcon Merger Sub merged with and into Desert Peak (the “Falcon Merger”), with Desert Peak continuing as the surviving entity in the Falcon Merger as a wholly owned subsidiary of Sitio OpCo.

Prior to the effective time of the Falcon Merger (the “Falcon Merger Effective Time”), on June 3, 2022, the Company filed with the Secretary of State of the State of Delaware the Third Amended and Restated Certificate of Incorporation to effect the previously announced four-to-one reverse stock split (the “Reverse Stock Split”) for all of the Company’s issued and outstanding shares of common stock and outstanding equity awards. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”), were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock” and, together with the Class C Common Stock, the “Common Stock”) were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split. In lieu of any fractional share, any holder of Class C Common Stock who would have otherwise received less than one share of Class C Common Stock received cash equal to the fair value of such holder’s fractional share as determined by the Board. In lieu of any fractional share of Class A Common Stock, the transfer agent for the Class A Common Stock, as exchange agent, aggregated and sold all fractional interests and paid to stockholders that would have been entitled to such fractional shares their pro rata share of the net proceeds derived from the sale of such fractional interests. Additionally, as a result of the Reverse Stock Split, the Company’s outstanding warrants (the “Warrants”) were adjusted such that four whole Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock.

Pursuant to the terms of the Falcon Reverse Merger Agreement, at the Falcon Merger Effective Time and following effectiveness of the Reverse Stock Split, the limited liability company interests in Desert Peak issued and outstanding immediately prior to the Falcon Merger Effective Time were converted into the right to receive an aggregate of (a) 61,905,339 shares of Class C Common Stock and (b) 61,905,339 common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) (the total amount under clauses (a) and (b), the “Falcon Merger Consideration”).

The Company’s stockholders immediately prior to the closing of the Falcon Merger continued to hold their shares of Class A Common Stock immediately after the closing of the Falcon Merger, subject to the Reverse Stock Split. As a result of the Falcon Merger, immediately following the Closing, (a) Chambers DPM HoldCo, LLC, a Delaware limited liability company (“Chambers”), and KMF DPM HoldCo, LLC, a Delaware limited liability company (“KMF” and, together with Chambers, “Kimmeridge”), together own approximately 43.5% of the issued and outstanding Common Stock, (b) Source Energy Leasehold, LP, a Delaware limited partnership (“Source”), and Permian Mineral Acquisitions, LP, a Delaware limited partnership (“Permian” and, together with Source, the “Source Stockholders”), together own approximately 15.4% of the issued and outstanding Common Stock, (c) Rock Ridge Royalty Company, LLC, a Delaware limited liability company (“Rock Ridge”), and Royal Resources L.P., a Delaware limited partnership (“Royal Resources” and, together with Rock Ridge, “Blackstone”), together own approximately 25.0% of the issued and outstanding Common Stock and (d) the Company’s remaining stockholders own approximately 16.1% of the issued and outstanding Common Stock. Following the Falcon Merger and the Reverse Stock Split, there were 12,088,546 shares of Class A Common Stock outstanding, 71,752,285 shares of Class C Common Stock outstanding and 5,312,499 shares of Class A Common Stock issuable upon exercise of outstanding Warrants. There was no change to the number of authorized shares of Common Stock.

Shortly prior to the Closing Date, the Company changed its name from “Falcon Minerals Corporation” to “Sitio Royalties Corp.”

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information.

These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2021, 2020, and 2019 of the Predecessor included in the Current Report on Form 8-K filed with the SEC on June 10, 2022. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022. The company operates in one segment: oil and gas mineral and royalty interests. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Falcon Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), prior to our corporate reorganization. Prior the Falcon Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical financial statements. The assets contributed by KMF in the Falcon Merger did not include KMF’s surface rights. See “Note 6 – Acquisitions” for additional information. The condensed consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022. The balance sheet reflects the assets and liabilities of the Company, which include the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) (“KMF Land”) at their historical costs and the assets and liabilities of Falcon Mineral Corporation measured at fair value as of June 7, 2022. Earnings per share is calculated based on the consolidated results of the Company for the period June 7, 2022 through September 30, 2022. Subsequent to the Falcon Merger, the Company has acquired additional surface rights in connection with multiple acquisitions. The results of each subsequent acquisition are included in the combined company results for the period following the consummation of such acquisition.

Except as otherwise indicated or required by the context, all references in this quarterly report to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Falcon Merger, Desert Peak and its subsidiaries and (ii) for periods subsequent to the closing of the Falcon Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak. All references in this Quarterly Report on Form 10-Q to “Falcon” refer to Sitio Royalties Corp. and its subsidiaries for periods prior to the Falcon Merger.

JOBS Act

The Company is an “emerging growth company” (“EGC”) as defined by the JOBS Act. The JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this exemption and, as a result, its financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable. The Company will lose its status as an EGC on December 31, 2022, which is the fiscal year following the fifth anniversary of the date of Falcon’s initial public offering.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and any entities in which the Company owns a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests in the Company’s condensed consolidated financial statements represented the ownership interests in a subsidiary of the Predecessor which were owned by outside parties. Noncontrolling interests in consolidated subsidiaries was included as a component of equity in the Company’s condensed consolidated balance sheets. As a result of the Falcon Merger, the Company no longer has noncontrolling interests.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which amends current impairment guidance by adding an impairment model (known as the current expected credit loss model (“CECL”)) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The Company is currently evaluating the impact of adoption of this standard but does not believe it will have a material impact on the Company’s financial statements.

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

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Accrued revenue	$82,099	$36,177
Accounts receivable	1,415	25
Total accrued revenue and accounts receivable, net	$83,514	$36,202

The Company routinely assesses the recoverability of all material accounts receivable to determine their collectability. The Company accrues a reserve to the allowance for doubtful accounts when it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of September 30, 2022, and December 31, 2021, the Company had no reserves for uncollectible amounts or deemed any amounts to be uncollectible.

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

Impairment of Oil and Gas Properties

The Company evaluates its producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, the Company compares the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. There was no impairment of proved properties for the three and nine months ended September 30, 2022 and 2021. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks and current and future operator activity in the respective Basins. The Company recognized no impairment of unproved properties for the three and nine months ended September 30, 2022 and 2021.

Other Property and Equipment

Other property and equipment, which includes leasehold improvements, is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the useful lives of the assets. The Company recorded approximately $156,000 and $147,000 in depreciation for other property and equipment for the three months ended September 30, 2022 and 2021, respectively and $487,000 and $441,000 for the nine months ended September 30, 2022 and 2021, respectively.

Additionally, we evaluate our other property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset that has been placed in service may not be recoverable. No impairment charge was recorded for the three and nine months ended September 30, 2022 and 2021.

Asset Acquisitions

The Company generally accounts for acquisitions of mineral and royalty interests as asset acquisitions, through which it allocates the purchase price between proved and unproved properties, with no recognition of goodwill. The Company may use different techniques to determine the allocation, including the discounted net present value of estimated future net cash flows and market prices (where available).

Business Combinations

The Company accounts for all business combinations, including the Falcon Merger, using the acquisition method, which involves the use of significant judgement. Under the acquisition method, a business combination is accounted for based on the fair value of the consideration given. The assets acquired and liabilities assumed are measured at fair value and the purchase price is allocated to the assets and liabilities based on these fair values. The excess of the cost of an acquisition, if any, over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over consideration given for an acquisition, if any, is recognized immediately in earnings as a gain. Determining the fair values of the assets and liabilities acquired involves the use of judgment as fair values are not always readily determinable. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and the net present value of estimated future cash flows, among others.

Derivative Financial Instruments

In order to manage its exposure to oil, natural gas, and NGL price volatility as well as interest rate volatility, the Company may periodically enter into derivative transactions, which may include commodity swap agreements, basis swap agreements, two- and three-way collars, and other similar agreements which help manage the price risk associated with the Company’s production. From time to time, the Company may periodically enter into various interest rate derivative contracts to manage exposures to changes in interest rates from variable rate obligations. These derivatives are not entered into for trading or speculative purposes. To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations. The Company actively monitors the creditworthiness of the counterparty and assesses the impact, if any, on its derivative positions. All commodity derivative counterparties are current lenders under the Company’s Revolving Credit Facility (defined below). Accordingly, the Company is not required to provide any credit support to its commodity derivative counterparties other than cross collateralization with the properties securing the Revolving Credit Facility.

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

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Ad valorem taxes payable	$5,348	$1,750
General and administrative	4,066	904
Payable to seller for pre-effective monies	2,438	104
Deferred financing costs	1,348	13
Other taxes payable	1,224	529
Interest expense	742	274
Capital expenditures	290	391
Other	421	175
Total accounts payable and accrued expenses	$15,877	$4,140

Warrant Liability

Falcon issued the Public Warrants and Private Placement Warrants (both defined below) in connection with its initial public offering in 2017. The Warrants remain outstanding following the Falcon Merger. Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Warrants were classified as liabilities and recorded at fair value at the time of the Falcon Merger and are subject to remeasurement at the end of each reporting period. Any change in fair value is recorded in our statements of income.

Deferred Rent

Under ASC 840 – Leases (“ASC 840”), the Company recognizes rental expense for operating leases on a straight-line basis over the term of the lease agreements. The deferred rent liability on the Company’s condensed consolidated balance sheets is attributable to the difference between rental expense (recognized on a straight-line basis) and the variable lease payments over the terms of the agreements. The Company leases office space under three operating leases. In December 2021, the Predecessor entered into a sublease of one of its office spaces with an unaffiliated third-party.

Temporary Equity

The Company accounts for the interests attributable to Class C Common Stock and Sitio OpCo Partnership Units as temporary equity as a result of certain redemption rights held as discussed in “Note 9 – Temporary Equity.” As such, the Company adjusts temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to retained earnings or if a retained deficit, to additional paid-in capital. Temporary equity is reclassified to permanent equity upon conversion of Class C Common Stock (and an equivalent number of Sitio OpCo Partnership Units) or when holders of the Class C Common Stock no longer effectively control the Company’s determination of whether to make a cash payment upon the Sitio OpCo Partnership Unit holder’s exercise of its Redemption Right.

See “Note 9 – Temporary Equity” for additional information.

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

Although the Company is exposed to a concentration of credit risk, the Company does not believe the loss of any single operator or entity would materially impact the Company’s operating results as crude oil, natural gas and NGL are fungible products with well-established markets and numerous purchasers. If multiple entities were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle the disruption.

Share-Based Compensation

The Company recognizes share-based compensation expense associated with restricted stock units, deferred share units, and restricted stock awards which are time-based awards and performance stock units, which are performance-based awards. The Company accounts for forfeitures of share-based compensation awards as they occur. Share-based compensation expense for all awards is recognized based on the estimated grant date fair value of the award. See “Note 10 – Share-Based Compensation” for additional information.

Merger-Related Transaction Costs

General and administrative expense of $13.4 million and $24.1 million for the three and nine months ended September 30, 2022 included $3.6 million and $6.8 million, respectively, of costs incurred by the Company in connection with the Falcon Merger and the Brigham Merger (defined below). No such expense was recognized for the three and nine months ended September 30, 2021.

See “Note 6 – Acquisitions” for additional disclosures regarding the Brigham Merger.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A significant portion of our mineral and royalty interests are located in Texas. As such, the Company recognized approximately $474,000 and $143,000, respectively, for the three months ended September 30, 2022 and 2021 and $1.4 million and $233,000, respectively, for the nine months ended September 30, 2022 and 2021, of state income tax expense, primarily attributable to the Texas margin tax.

The Company’s ASC 740 balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. Since the Company’s ownership interest in Sitio OpCo is 15.2%, only tax attributes allocated to the Company are recorded at this level, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported herein.

3. Falcon Reverse Merger

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford Shale and Appalachian Basin from Falcon Minerals Corporation in a reverse merger. At closing, subject to the terms and conditions of the Falcon Reverse Merger Agreement, Falcon merged with and into Desert Peak, with Desert Peak continuing as the surviving entity in the Falcon Merger as a wholly owned subsidiary of Sitio OpCo. On June 3, 2022, prior to the consummation of the Falcon Merger, Falcon effected the four-to-one Reverse Stock Split. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split. Additionally, as a result of the Reverse Stock Split, the Warrants were adjusted such that four whole Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock.

Pursuant to the terms of the Falcon Reverse Merger Agreement, following the closing of the Falcon Merger and the Reverse Stock Split, the issued and outstanding limited liability company interests in Desert Peak were converted into the right to receive aggregate Falcon Merger Consideration of (a) 61,905,339 shares of Class C Common Stock and (b) 61,905,339 Sitio OpCo Partnership Units.

The Falcon Merger was accounted for as a business combination and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date.

The following table summarized the consideration for the Falcon Merger:

Falcon Common Stock — issued and outstanding as of June 7, 2022:	21,935,492
Class A Common Stock price on June 7, 2022	$29.12
Total consideration and fair value	$638,761,527

Preliminary Purchase Price Allocation

The Falcon Merger was accounted for as a business combination using the acquisition method. The Company completed the determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date. Certain data necessary to complete the purchase price allocation is subject to change, and includes, but is not limited to, settlement of pre-acquisition working capital balances and assessments of deferred tax assets and liabilities acquired. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on June 7, 2022 (in thousands):

Falcon fair values:
Cash	$4,484
Accrued revenue and accounts receivable	17,526
Unproved oil and gas properties	491,424
Proved oil and gas properties	200,773
Property and equipment	278
Current liabilities	(23,408)
Long-term debt	(43,105)
Deferred tax liability	(2,598)
Warrant liability	(6,612)
Total consideration and fair value	$638,762

In connection with the Falcon Merger, the Company assumed, and immediately repaid, $43.1 million of borrowings under Falcon’s credit facility. The repayment of Falcon’s long-term debt was funded using cash on hand and borrowings on our Revolving Credit Facility, see “Note 7 – Debt” for further information.

Transaction costs associated with the Falcon Merger incurred for the three and nine months ended September 30, 2022 were $166,000 and $3.4 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our condensed consolidated statements of income.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2022 and 2021, respectively, gives effect to the Falcon Merger as if it had occurred on January 1, 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$115,497	$52,923	$308,989	$118,308
Pro forma income available to common stockholders	12,230	3,785	28,802	6,362

Net income per share:
Basic	$0.96	$0.30	$2.27	$0.50
Diluted	$0.96	$0.30	$2.25	$0.50

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Falcon Merger been completed as of January 1, 2021 and should not be taken as indicative of the Company’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

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

During the three and nine months ended September 30, 2022 and 2021, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Crude oil sales	$79,333	$24,199	$193,171	$49,040
Natural gas sales	19,086	4,827	39,186	11,118
NGL sales	10,342	4,126	27,862	9,063
Total royalty revenues	$108,761	$33,152	$260,219	$69,221

Lease bonus and other income

The Company also earns revenue from lease bonuses, delay rentals, and right-of-way payments. The Company generates lease bonus revenue by leasing its mineral interests to E&P companies. A mineral lease agreement represents our contract with a customer and generally transfers the rights, for a specified period of time, to explore for and develop any oil, natural gas and NGL discovered, grants us a specified royalty interest in the hydrocarbons produced from the leased property, and requires that drilling and completion operations commence within a specified time period. The Company recognizes lease bonus revenues when the lease agreement has been executed and payment is determined to be collectible. At the time the Company executes the lease agreement, the lease bonus payment is delivered to the Company. Upon receipt of the lease bonus payment, the Company will release the recordable original lease documents to the customer. The Company also recognizes revenue from delay rentals to the extent drilling has not started within the specified period and payment has been received. Right-of-way payments are recorded when the agreement has been executed and payment is determined to be collectable. The assets contributed by our Predecessor in the Falcon Merger did not include the Predecessor’s surface rights. Subsequent to the Falcon Merger, the Company has acquired additional surface rights in connection with multiple acquisitions. Payments for lease bonus and other income become unconditional upon the execution of an associated agreement. Accordingly, the Company’s lease bonus and other income transactions do not give rise to contract assets or liabilities.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates of royalty income and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the customer. For the three and nine months ended September 30, 2022 and 2021, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

5. Oil and Gas Properties

The Company has been and is actively engaged in the purchase of mineral rights in the Permian Basin in West Texas and southeastern New Mexico. Additionally, the Company owns mineral rights in the Eagle Ford Shale in South Texas and the Appalachian Basin in Pennsylvania, Ohio and West Virginia. The following is a summary of oil and natural gas properties as of September 30, 2022 and December 31, 2021 (in thousands):

Oil and natural gas properties:	September 30, 2022	December 31, 2021
Unproved properties	$1,473,142	$817,873
Proved properties	1,042,257	447,369
Oil and natural gas properties, gross	2,515,399	1,265,242
Accumulated depletion and impairment	(184,989)	(118,175)
Oil and natural gas properties, net	$2,330,410	$1,147,067

As presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022, the Company paid $558.1 million for mineral acquisition costs. Additionally, the Company acquired mineral and royalty interests of $692.2 million through issuance of Class C Common Stock as a result of the Merger. Please see “Note 3 – Falcon Reverse Merger” for additional information regarding the Merger.

As presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021, the Predecessor paid $26.8 million for mineral acquisition costs and paid $103,000 related to purchase price adjustments from prior property sales. Additionally, the Predecessor acquired mineral and royalty interests of $571.2 million in three separate transactions in exchange for equity interests in a subsidiary of the Predecessor. Please see “Note 6 – Acquisitions” for additional information regarding these transactions.

The Company uses the successful efforts method of accounting for its oil and gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $31.8 million and $12.7 million for the three months ended September 30, 2022 and 2021, respectively. Depletion expense was $66.8 million and $28.2 million for the nine months ended September 30, 2022 and 2021, respectively.

6. Acquisitions

Brigham Merger

On September 6, 2022, Sitio, Sitio OpCo, Snapper Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Sitio (“New Sitio”), Snapper Merger Sub IV, Inc., a Delaware corporation and wholly owned subsidiary of New Sitio (“Brigham Merger Sub”), Snapper Merger Sub V, Inc., a Delaware corporation and wholly owned subsidiary of New Sitio (“Sitio Merger Sub”), and Snapper Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sitio OpCo (“Opco Merger Sub LLC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brigham Minerals, Inc., a Delaware corporation (“Brigham”) and Brigham Minerals Holdings, LLC, a Delaware limited liability company and subsidiary of Brigham (“Brigham Opco”).

Pursuant to the terms of the Merger Agreement, Sitio will acquire Brigham in an all-stock transaction through: (i) the merger of Brigham Merger Sub with and into Brigham (the “Brigham Subsidiary Merger”), with Brigham surviving the Brigham Subsidiary Merger as a wholly owned subsidiary of New Sitio, (ii) the merger of Sitio Merger Sub with and into Sitio (the “Sitio Merger”), with Sitio surviving the Sitio Merger as a wholly owned subsidiary of New Sitio, and (iii) the merger of Opco Merger Sub LLC with and into Brigham Opco (the “Opco Merger,” and, together with the Brigham Subsidiary Merger and the Sitio Merger, the “Brigham Merger”), with Brigham Opco surviving the Opco Merger as a wholly owned subsidiary of Sitio Opco, in each case on the terms set forth in the Merger Agreement. The Sitio Merger and the Brigham Subsidiary Merger shall become effective concurrently (such time as the Sitio Merger and the Brigham Subsidiary Merger become effective, the “First Effective Time”), and the Opco Merger shall become effective immediately following the First Effective Time (such time as the Opco Merger becomes effective, the “Second Effective Time”).

On the terms and subject to the conditions set forth in the Merger Agreement, (i) at the First Effective Time, (A) each share of Brigham’s Class A common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of Class A common stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class A Common Stock”), (B) each share of Brigham’s Class B common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of Class C common stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class C Common Stock”), (C) each share of Class A Common Stock issued and outstanding immediately prior to the First Effective Time will be converted into one share of New Sitio Class A Common Stock and (D) each share of Class C Common Stock issued and outstanding immediately prior to the First Effective Time, will be converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by Sitio, Brigham or any wholly owned subsidiary of Sitio or Brigham and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the Delaware General Corporation Law (the “DGCL”) and, (ii) at the Second Effective Time, each Brigham Opco Unit issued and outstanding immediately prior to the Second Effective Time will be converted into the right to receive 1.133 Sitio Opco Partnership Units.

As a result of the Brigham Merger and as of the closing of the Brigham Merger (the “Closing”), Sitio stockholders immediately prior to the First Effective Time will own approximately 54% of the outstanding shares of New Sitio, and Brigham stockholders immediately prior to the First Effective Time will own approximately 46% of the outstanding shares of New Sitio. Following the Closing, New Sitio will operate under the name “Sitio Royalties Corp.”

Momentum Acquisition

On July 26, 2022, the Company acquired approximately 12,200 net royalty acres from Momentum Minerals Operating, LP, Momentum Minerals Operating II, LP, Momentum Minerals Nominee, Inc., Momentum Minerals Nominee II, Inc. and Athene Annuity & Life Assurance Company (collectively, “Momentum”) for a purchase price of $213.3 million, net of customary closing adjustments (the “Momentum Acquisition”). The Momentum Acquisition was funded through borrowings under the Bridge Loan Agreement and borrowings under the Revolving Credit Facility, in addition to cash on hand.

The Momentum Acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Company recorded $51.5 million of the total consideration as unproved oil and gas property and $161.8 million as proved oil and gas property. Additionally, $0.7 million of transaction costs were capitalized related to the Momentum Acquisition.

Foundation Acquisition

In June 2022, the Company completed the acquisition of approximately 19,700 NRAs in the Permian Basin from Foundation Minerals, LLC (“Foundation”) for $320.6 million, net of customary closing adjustments, funded primarily by proceeds from the Bridge Loan Facility (defined below) as well as borrowings under our Revolving Credit Facility (defined below) and cash on hand.

The Foundation acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Company recorded $189.3 million of the total consideration as unproved oil and gas property and $131.3 million as proved oil and gas property. Additionally, $0.8 million of transaction costs were capitalized related to the transaction.

Falcon Acquisition

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford Shale and Appalachian Basin from Falcon in a reverse merger. Refer to “Note 3 – Falcon Reverse Merger” for further information.

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

The Chambers Acquisition was accounted for as an asset acquisition. The Chambers Acquisition was also accounted for as a transaction between entities under common control; the controlling ownership and management of the general partner of Fund V and the general partner of the Predecessor had significant overlap, including responsibility for the management, control, and direction of the business affairs of the respective entities. As the Predecessor and Fund V were entities under common control, the Predecessor recorded the acquisition utilizing the properties’ net book value. The properties acquired by the Predecessor had a historical net book value to Fund V at the time of sale of approximately $60.6 million ($45.3 million was allocated to unproved property and $15.3 million was allocated to proved property). Accordingly, the $37.5 million excess of the fair value of the properties above their net book value was recorded as a decrease to the Predecessor’s partners’ capital at the date of the transaction. Refer to “Note 16 – Related Party Transactions” for further discussion.

7. Debt

As of September 30, 2022, the borrowing base was $300.0 million as determined by the lenders and the outstanding balance under our Revolving Credit Facility was $227.0 million. As of December 31, 2021, the borrowing base was $150.0 million as determined by the lenders and the outstanding balance under our Revolving Credit Facility was $134.0 million.

The Revolving Credit Facility bears interest at a rate per annum equal to, at our option, at an adjusted Term SOFR rate or a base rate, plus an applicable margin and credit spread adjustment. The applicable margin is based on utilization of our Revolving Credit Facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of Term SOFR rate loans and letters of credit, from 2.500% to 3.500%. The credit spread adjustment ranges from 0.100% to 0.250% depending on the applicable interest rate and interest rate period. Sitio OpCo may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our Revolving Credit Facility in an amount ranging from 0.375% to 0.500% based on utilization of our Revolving Credit Facility. The Revolving Credit Facility is subject to other customary fee, interest and expense reimbursement provisions.

As of September 30, 2022 and December 31, 2021, the weighted average interest rate related to our outstanding borrowings under the Revolving Credit Facility was 6.11% and 3.36%, respectively. As of September 30, 2022 and December 31, 2021, the Company had unamortized debt issuance costs of $6.1 million and $2.1 million, respectively, in connection with its entry into the Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the three months ended September 30, 2022 and 2021, the Company recognized $353,000 and $106,000, respectively, in interest expense related to the amortization of deferred financing costs under the Revolving Credit Facility. For the nine months ended September 30, 2022 and 2021, the Company recognized $817,000 and $247,000, respectively, in interest expense related to the amortization of deferred financing costs.

Our Revolving Credit Facility matures in June 2026. Loans drawn under our Revolving Credit Facility may be prepaid at any time without premium or penalty (other than customary breakage costs for Term SOFR rate loans) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected commitments of the lenders at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed. In addition, Sitio OpCo may permanently reduce or terminate in full the commitments under our Revolving Credit Facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid. Upon the occurrence of an event of default under our Revolving Credit Facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our Revolving Credit Facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

Our Revolving Credit Facility is subject to a borrowing base established by the lenders to reflect the loan value of our oil and gas mineral interests. The borrowing base under our Revolving Credit Facility is redetermined by the lenders on a semi-annual basis. Additionally, lenders holding two-thirds of the aggregate commitments are able to request one additional redetermination each year. Sitio OpCo could also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arose. The borrowing base is subject to adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of certain additional indebtedness. Increases to the borrowing base required unanimous approval of the lenders, while maintenance of the same borrowing base or decreases in the borrowing base only required approval of lenders holding two-thirds of the aggregate commitments at such time. The determination of the borrowing base took into consideration the estimated value of the Company’s oil and gas mineral interests in accordance with the lenders’ customary practices for oil and gas loans. The Revolving Credit Facility is collateralized by substantially all of the assets of Sitio OpCo and its subsidiaries.

Our Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restriction on certain investments. Our Revolving Credit Facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00. EBITDA for the period ending on September 30, 2022 is calculated as EBITDA for the period beginning on July 1, 2022 and ending on September 30, 2022 multiplied by four. The Company was in compliance with the terms and covenants of the Revolving Credit Facility at September 30, 2022 and December 31, 2021.

First Amended and Restated Credit Agreement

KMF Land was party to a credit agreement with a syndicate of banks led by Bank of America N.A. as Administrative Agent, Issuing Bank and Syndication Agent (the “Predecessor Revolving Credit Facility”).

In October 2021, KMF Land, as borrower and Desert Peak, as parent, entered into the Amended and Restated Credit Agreement with a syndicate of banks led by Bank of America N.A. as Administrative Agent, Issuing Bank and Syndication Agent, pursuant to which the lenders thereunder made loans and extensions of credit to the borrower thereunder (the “A&R Credit Agreement”). The A&R Credit Agreement amended, restated and refinanced the Predecessor's Revolving Credit Facility in full.

Falcon Credit Agreement

On the Closing Date and in connection with the closing of the Falcon Merger, the Company repaid the outstanding borrowings under the Credit Agreement, dated as of August 23, 2018 (the “Falcon Credit Agreement”), among Falcon Minerals Operating Partnership, LP, as the borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto and each other issuing bank from time to time party thereto and terminated the Falcon Credit Agreement.

Second Amended and Restated Credit Agreement

Upon closing of the Falcon Merger on the Closing Date, the A&R Credit Agreement was amended, restated, and refinanced in its entirety pursuant to the Second Amended and Restated Credit Agreement (the “Credit Agreement”), led by Bank of America N.A. as Administrative Agent, Issuing Bank and Syndication Agent. Pursuant to the terms and conditions of the Revolving Credit Facility, the Lenders committed to provide a senior secured revolving credit facility to Sitio OpCo in an aggregate principal amount of up to $750.0 million (as amended or otherwise modified from time to time the “Revolving Credit Facility”). The availability under the Revolving Credit Facility, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of the Closing Date, the Revolving Credit Facility has a $300.0 million borrowing base and $300.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Revolving Credit Facility provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million.

First Amendment to Second Amendment and Restated Credit Agreement

On June 24, 2022, Sitio OpCo and the other guarantors party thereto entered into the First Amendment to Credit Agreement (the “RBL First Amendment”). The RBL First Amendment, among other things, amended the Revolving Credit Facility to permit the borrowings under the Bridge Loan Agreement, defined below, and permitted the transactions contemplated by the Bridge Loan Agreement and the Foundation Acquisition described in “Note 6 – Acquisitions.” The RBL First Amendment waived the borrowing base reduction that would otherwise apply to the incurrence of permitted additional debt up to an aggregate amount of $400.0 million incurred prior to the next borrowing base redetermination.

Second Amendment to Second Amended and Restated Credit Agreement

On July 8, 2022, Sitio OpCo and the other guarantors party thereto entered into the Second Amendment to Credit Agreement (the “RBL Second Amendment”), pursuant to which the Revolving Credit Facility was amended to permit the additional borrowings under the Bridge First Amendment and permit the transactions contemplated by the Bridge First Amendment. The RBL Second Amendment waives the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the RBL Second Amendment) for an additional amount of $50.0 million, up to an aggregate amount of $450.0 million, if incurred within 30 days of the closing of the RBL Second Amendment to fund a portion of the purchase price of the Momentum Acquisition described in “Note 6 – Acquisitions.”

Third Amendment to Second Amended and Restated Credit Agreement

On September 21, 2022, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to Credit Agreement (the “RBL Third Amendment”), pursuant to which the Revolving Credit Facility was amended to permit the issuance of the 2026 Senior Notes and the transactions contemplated by the Note Purchase Agreement.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into the Note Purchase Agreement (the “Note Purchase Agreement”) with certain institutional investors party thereto as holders (the “Holders”) and U.S. Bank Trust Company, National Association, as agent for the Holders (the “Agent”).

Pursuant to the Note Purchase Agreement, Sitio OpCo issued senior unsecured notes to the Holders in an aggregate principal amount of $450.0 million (the “2026 Senior Notes”). Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility (as defined below) with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes in whole or in part at any time, subject to (except as described below) payment of a premium determined in accordance with the table below based on the length of time between the issuance date and the prepayment date:

Period	Premium
Months 0 - 12	Customary “make-whole” premium plus 3.00%
Months 13 - 24	3.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

Interest accrues on the 2026 Senior Notes at an adjusted Term SOFR rate (including a 0.150% spread adjustment) for a three-month period plus a margin of 6.50%, unless the Agent determines that adequate and reasonable means do not exist for ascertaining the Term SOFR rate or the Requisite Holders (as defined in the Note Purchase Agreement) determine that the Term SOFR rate will not reflect the cost of maintaining their 2026 Senior Notes for the relevant period, in which case the 2026 Senior Notes will bear interest at a base rate (defined on the basis of the prime rate) plus a margin of 5.50%. From and after the closing date of the Brigham Merger, the applicable margin will be reduced to 5.75% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and to 4.75% for 2026 Senior Notes bearing interest based on the base rate. Interest payments on the 2026 Senior Notes are due quarterly.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes on the last business day of each calendar quarter in an amount equal to 2.50% of the initial principal amount of all the 2026 Senior Notes issued under the Note Purchase Agreement, which prepayments will not require the payment of any premium (each, an “Optional Quarterly Payment”). If Sitio OpCo does not make an Optional Quarterly Payment on any quarterly payment date, the applicable margin on the 2026 Senior Notes will increase to 9.50% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and 8.50% for 2026 Senior Notes bearing interest based on the base rate. Subsequent to the closing of the Brigham Merger, if an Optional Quarterly Payment is not made, the margin will increase to 7.75% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and 6.75% for 2026 Senior Notes bearing interest based on the base rate. The increased margin will apply until the earlier of the date on which Sitio OpCo makes such Optional Quarterly Payment or the next quarterly payment date.

As of September 30, 2022, the weighted average interest rate of the 2026 Senior Notes was 10.14%. As of September 30, 2022, the Company had unamortized debt issuance costs of $4.7 million in connection with its issuance of the 2026 Senior Notes. Such costs are reported as a reduction to long-term debt on our condensed consolidated balance sheets and are amortized over the life of the 2026 Senior Notes.

The Note Purchase Agreement includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary mandatory prepayments, representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Holders may take a number of actions, including, among others, declaring the entire amount of the 2026 Senior Notes and other amounts then outstanding under the Note Purchase Agreement to be due and payable. The Note Purchase Agreement requires Sitio OpCo to maintain a leverage ratio as of the last day of each fiscal quarter (beginning December 31, 2022) of not more than 3.50 to 1.00. As of September 30, 2022, Sitio OpCo was in compliance with the terms and covenants of the 2026 Senior Notes.

364-Day Bridge Loan Agreement

On June 24, 2022, Sitio OpCo, as borrower, entered into an unsecured 364-Day Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the Lenders, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers (the “Bridge Loan Agreement”). The Bridge Loan Agreement was amended on July 8, 2022 (the “Bridge First Amendment”) to provide for additional delayed draw term loan commitment.

The Bridge Loan Agreement and Bridge First Amendment provide for a 364-day term loan credit facility (the “Bridge Loan Facility”) in the aggregate principal amount of $425.0 million. The Bridge Loan Facility was fully repaid and extinguished on September 21, 2022 using proceeds from the issuance of the 2026 Senior Notes. Upon the closure of the Bridge Loan Facility, the Company recognized a loss on extinguishment of debt of $11.5 million, associated with unamortized debt issuance costs and other fees incurred in connection with the payoff.

For the three and nine months ended September 30, 2022, the Company recognized $3.3 million and $3.4 million, respectively, of interest expense related to the amortization of issuance costs under the Bridge Loan Agreement. No such expense was recognized for the three and nine months ended September 30, 2021.

8. Equity

Prior to the effective time of the Falcon Merger, on June 3, 2022, Falcon filed with the Secretary of State of the State of Delaware the Third Amended and Restated Certificate of Incorporation to effect the previously announced four-to-one Reverse Stock Split for all of Falcon’s, and subsequently the Company’s, issued and outstanding shares of common stock and outstanding equity awards. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split.

Class A Common Stock

The Company had 12,706,082 shares of its Class A Common Stock outstanding as of September 30, 2022. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors.

Class C Common Stock

The Company had 71,134,752 shares of its Class C Common Stock outstanding as of September 30, 2022. Shares of Class C Common Stock are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be cancelled. During the nine months ended September 30, 2022, 617,530 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were cancelled.

Cash Dividends

On August 31, 2022, the Company paid a cash dividend of $0.71 per share of Class A Common Stock, totaling $9.0 million. The dividend related to the quarter ending June 30, 2022 and was paid to stockholders of record on August 18, 2022. See “Note 17 – Subsequent Events” for additional information regarding cash dividends.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Class A stockholders	$9,139	$—	$15,299	$—
Less: Earnings allocated to participating securities	(284)	—	(284)	—
Net income attributable to Class A stockholders - basic	$8,855	$—	$15,015	$—
Plus: net income attributable to temporary equity	—	—	—	—
Net income attributable to Class A stockholders - diluted	$8,855	$—	$15,015	$—
Denominator:
Weighted average shares outstanding - basic	12,703		12,665
Effect of dilutive securities	—		—
Weighted average shares outstanding - diluted	12,703		12,665

Net income per common share - basic	$0.70		$1.19
Net income per common share - diluted	$0.70		$1.19

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants	5,312		5,312
Unvested share-based compensation awards	704		702
Total	6,016		6,014

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of September 30, 2022.

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

Partners’ Capital

Committed Capital

As of September 30, 2022, as a result of the Falcon Merger, the Company no longer had any Partners’ Capital.

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

Distributions

In June 2022 prior to the Falcon Merger, DPM HoldCo distributed $13.3 million to its outside owners, including $1.9 million to an affiliate Kimmeridge fund.

In October 2021, DPM HoldCo distributed $60.9 million to its outside owners, including $8.7 million to an affiliate Kimmeridge fund. In November 2021, the Predecessor made a distribution of $67.5 million to its partners, comprised of approximately $66.6 million to Limited Partners and $0.9 million to its General Partner.

9. Temporary Equity

Temporary equity represents ownership interests held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Pursuant to the Falcon Reverse Merger Agreement, Desert Peak became a subsidiary of Sitio OpCo Partnership. In connection with the Falcon Merger, the Predecessor’s equity holders received 62 million shares of the Company’s Class C Common Stock and a corresponding number of Sitio OpCo Partnership Units. In connection with the Falcon Merger, a prior Class C common stockholder in Falcon received 10 million Class C shares and a corresponding number of Sitio OpCo Partnership Units.

Class C Common Stock is classified as temporary equity in the consolidated balance sheet as the redemption rights of each holder of Sitio OpCo Partnership Units for either shares of Class A Common Stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the fact that the holders of Class C Common Stock control a majority of the votes of the board of directors through ownership of a majority of the voting stock, which allows the holders of Class C Common Stock to effectively control the determination of whether a redemption would be settled in shares of Class A Common Stock or an equivalent amount of cash. Temporary equity is recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to retained earnings or if a retained deficit to additional paid-in capital. From the date of the Falcon Merger through September 30, 2022, the Company recorded adjustments to the value of temporary equity as presented in the table below (in thousands):

Temporary equity adjustments
Balance – June 7, 2022(1)	$1,395,799
Share-based compensation	148
Conversion of Class C Common Stock to Class A Common Stock	(11,909)
Net income attributable to temporary equity	26,271
Adjustment of temporary equity to redemption amount (2)	254,368
Balance – June 30, 2022	$1,664,677
Share-based compensation	$568
Conversion of Class C Common Stock to Class A Common Stock	(124)
Distributions to holders of temporary equity	(50,510)
Net income attributable to temporary equity	59,872
Adjustment of temporary equity to redemption amount (3)	(101,282)
Balance – September 30, 2022	$1,573,201

(1) Based on 71,752,285 shares of Class C Common Stock outstanding at June 7, 2022.

(2) Based on 71,140,064 shares of Class C Common Stock outstanding and Class A Common Stock 5-day volume-weighted average price of $23.40 at June 30, 2022.

(3) Based on 71,134,752 shares of Class C Common Stock outstanding and Class A Common Stock 5-day volume-weighted average price of $22.12 at September 30, 2022.

10. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are cancelled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Sitio Board of Directors (the “Compensation Committee”). As of September 30, 2022, a total of 7,673,641 shares of Class A Common Stock remain available for future grant under the Plan.

For the three and nine months ended September 30, 2022, the Company incurred $4.0 and $4.9 million, respectively, of share-based compensation which is included in general and administrative expense in the accompanying condensed consolidated statements of income. There was no share-based compensation expense recognized for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, the Company paid $284,000, respectively, related to DERs. For the three and nine months ended September 30, 2021, no DERs were paid.

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

In connection with the Falcon Merger, the Board granted one-time equity-based awards to our executive officers and employees under the Plan, consisting of RSUs subject to a vesting period of one year. The Board also granted an annual equity-based award to our executive officers under the Plan, which consists of RSUs that vest in equal installments on the first three anniversaries of June 7, 2022.

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2022.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	347,291	29.04
Forfeited	(348)	29.12
Vested	—	—
Unvested at September 30, 2022	346,943	$29.04

For the three and nine months ended September 30, 2022, the Company recognized $2.0 million and $2.5 million, respectively, of share-based compensation expense related to RSUs. As of September 30, 2022, there was approximately $7.6 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 1.5 years. As of and for the three and nine months ended September 30, 2021 there was no share-based compensation expense and no unamortized expense related to RSUs.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to our non-employee directors. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period.

In connection with the Falcon Merger, the Board granted awards of DSUs under the Plan to each of our non-employee directors. The DSUs are expected to vest in equal quarterly installments over the one-year period beginning on June 7, 2022.

The following table summarizes activity related to unvested DSUs for the nine months ended September 30, 2022.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	62,586	28.80
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2022	62,586	$28.80

For the three and nine months ended September 30, 2022, the Company recognized $425,000 and $521,000, respectively, of share-based compensation expense related to DSUs. As of September 30, 2022, there was approximately $1.3 million of unamortized equity-based compensation expense related to unvested DSUs. That expense is expected to be recognized over a weighted average period of 0.7 years. For the three and nine months ended September 30, 2021 there was no share-based compensation expense and no unamortized expense related to DSUs.

Performance Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue performance stock units (“PSUs”) to eligible employees and directors.

In connection with the Falcon Merger, the Board granted an annual equity-based award (“2022 Annual Equity Award”) to our executive officers under the Incentive Plan, which consisted of PSUs. The PSUs will be eligible to be earned based on achievement of certain pre-established goals for annualized absolute Total Shareholder Return (“TSR”) over a three-year period following the consummation of the Falcon Merger.

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

The following table summarizes the weighted average fair value of the PSUs and the assumptions used to determine the fair value:

2022
Volatility	67.23%
Risk-free rate	2.89%
Dividend yield	0.00%
Weighted average fair value	$39.11

The following table summarizes activity related to unvested PSUs for the nine months ended September 30, 2022.

	Preferred Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	300,913	39.11
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2022	300,913	$39.11

For the three and nine months ended September 30, 2022, the Company recognized $988,000 and $1.2 million, respectively, of share-based compensation expense related to PSUs. As of September 30, 2022, there was approximately $10.5 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 2.7 years. For the three and nine months ended September 30, 2021 there was no share-based compensation expense and no unamortized expense related to PSUs.

Sitio OpCo Restricted Stock Awards

In connection with the Falcon Merger, legacy Desert Peak owners (the “Falcon Merger Sponsors”), desired to assign, transfer and convey their rights to receive a portion of their Falcon Merger Consideration to our executive officers as an incentive to continue to serve as executive officers following the Falcon Merger. The Falcon Merger Consideration consists of units of Sitio Royalties OpCo Partnership Units and an equal number of shares of Class C Common Stock. The conveyance of Falcon Merger Consideration, which consists of Class C Common Stock, is deemed to be a grant of restricted stock awards (each, an “RSA”) to our executive officers. Each Sitio OpCo RSA is expected to vest in equal installments on the first four anniversaries of June 6, 2022. The Company estimated the fair value of the RSAs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period.

The following table summarizes activity related to unvested Sitio OpCo RSAs for the nine months ended September 30, 2022

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	309,527	29.12
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2022	309,527	$29.12

For the three and nine months ended September 30, 2022, the Company recognized $568,000 and $716,000, respectively, of share-based compensation expense related to the Sitio OpCo RSAs. As of September 30, 2022, there was approximately $8.3 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs. That expense is expected to be recognized over a weighted average period of approximately 3.7 years. As of and for the nine months ended September 30, 2021 there was no share-based compensation expense and no unamortized expense related to the Sitio OpCo RSAs.

11. Warrants

In July 2017, Falcon consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant (the “Public Warrants”). As a result of the Falcon Merger, the Company’s warrants were adjusted such that four whole Public Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $2.00, it is categorized as an Extraordinary Dividend. Extraordinary Dividends reduce, penny for penny, the exercise price of the Warrants. As of September 30, 2022, the exercise price of the Warrants was $44.73 after giving effect to the Reverse Stock Split and after the Extraordinary Dividend that was paid in August 2022. The Public Warrants will expire in August 2023 or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $72.00 per share, after giving effect to the Reverse Stock Split, for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Upon closing of the Company’s IPO, Osprey Sponsor, LLC (the “IPO Sponsor”) purchased an aggregate of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant. As a result of the Falcon Merger, the Company’s Private Placement Warrants were adjusted such that four Private Placement Warrants are exercisable for one share of Class A Common Stock at an exercise price of $44.73 per share of Class A Common Stock. The Private Placement Warrants are identical to the Public Warrants discussed above, except (a) they will not be redeemable by the Company so long as they are held by the IPO Sponsor and (b) they may be exercisable by the holders on a cashless basis.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract. Therefore, the Warrants were recorded at fair value at the time of the Falcon Merger and are remeasured at each reporting period with the change in fair value recorded in the statements of income. As of September 30, 2022, there were 13,749,998 Public Warrants outstanding and 7,500,000 Private Placement Warrants outstanding. There were no Warrants outstanding for the Predecessor as of December 31, 2021. The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of the reporting period. The fair value of the Public Warrants as of September 30, 2022 was $2.3 million. The fair value of the Private Placement Warrants was estimated utilizing a Black-Scholes model using the following range of significant unobservable inputs (Level 3) as of September 30, 2022:

Stock price	$22.11
Volatility	46.4%
Risk-free rate	3.98%
Dividend yield	9.05%
Term	0.9 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value using significant unobservable inputs (Level 3) during the three months ended September 30, 2022 and from the date of the Falcon Merger through September 30, 2022 (in thousands). There were no warrants outstanding for the Predecessor prior to the date of the Falcon Merger.

Three Months Ended September 30,
2022
Balance at June 30	$694
Decrease in fair value	(263)
Balance at September 30	$431

Nine Months Ended September 30,
2022
Balance at June 7	$2,213
Decrease in fair value	(1,782)
Balance at September 30	$431

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

The Company may utilize fixed price swaps, basis swaps, and two- and three-way collars to manage commodity price risks. The Company may enter into these contracts when management believes that favorable future sales prices for the Company’s production can be secured and acquisitions consummated are accretive. Under fixed price swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. The Company may also enter into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price that is representative of the price received by many of our operators. Under collar agreements, the Company receives the difference between the published index price and a floor price if the index price is below the floor price or the Company pays the difference between the ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index is between the floor and the ceiling. By utilizing a collar, the Company has fixed the minimum and maximum prices received on the underlying production.

The Company’s oil and gas swap contracts as of September 30, 2022 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
October 2022 - December 2022	2,200	$106.31
January 2023 - December 2023	3,050	$93.71
January 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
October 2022 - December 2022	500	$4.63
January 2023 - December 2023	500	$3.83
January 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of September 30, 2022 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 – June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
October 2022 - December 2022	6,000	$6.00	$9.69
January 2023 - December 2023	8,500	$4.82	$7.93
January 2024 - December 2024	11,400	$4.00	$7.24
January 2025 – June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of September 30, 2022. The Company was not party to any derivative contracts as of December 31, 2021.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

	September 30, 2022
	Balance sheet location	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$22,531
Commodity contracts	Long-term assets	28,888

Total asset derivatives		$51,419

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$150
Commodity contracts	Long-term liabilities	—

Total liability derivatives		$150

Net derivatives		$51,269

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the condensed consolidated balances sheet (in thousands):

	September 30, 2022
	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$58,531	$(7,112)	$51,419
Commodity derivative liabilities	$(7,262)	$7,112	$(150)

The following table is a summary of derivative gains and losses, and where such values are recorded in the condensed consolidated statements of income for the nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended		Nine Months Ended
	Statement of income location	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Commodity derivative gain	Other income	$34,613	$—	$53,508	$—

The fair value of commodity derivative instruments was determined using Level 2 inputs.

Credit Risk in Derivative Instruments

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All commodity derivative counterparties are current lenders under our Revolving Credit Facility. Accordingly, the Company is not required to provide any credit support to its commodity derivative counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. The Company’s commodity derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. The Company has set-off provisions with its lenders that, in the event of counterparty default, allow the Company to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed to the Company for commodity derivative contract assets.
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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. The fair value represents management’s best estimate using the inputs available as of September 30, 2022 and December 31, 2021. No impairment of proved properties was recorded for the nine months ended September 30, 2022 and 2021.

The fair value of the Company’s derivative instruments (Level 2) was estimated using quoted forward prices for commodities, discounted cash flows and credit risk adjustments. See “Note 12 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

The fair value of the Company’s Public Warrants was determined using readily observable, publicly-traded prices (Level 1) for the warrants as of September 30, 2022. The fair value of the Company’s Private Placement Warrants were estimated utilizing a Black-Scholes model using a range of significant unobservable inputs (Level 3). See “Note 11 – Warrants” for further information on the fair value of the Company’s Public Warrants and Private Placement Warrants.

The carrying values of cash, accrued revenue, accounts receivable, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to our 2026 Senior Notes and Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2).

Certain nonfinancial assets and liabilities, such as assets and liabilities acquired in a business combination, are measured at fair value on a nonrecurring basis on the acquisition date and are subject to fair value adjustments under certain circumstances. Inputs used to determine such fair values are primarily based upon internally-developed engineering and geology models, publicly-available drilling disclosures, a risk-adjusted discount rate, and publicly-available data regarding mineral transactions consummated by other buyers and sellers (Level 3).

Mineral assets not acquired through a business combination are measured at fair value on a nonrecurring basis on the acquisition date. The original purchase price of mineral assets is allocated between proved and unproved properties based on the estimated fair values. Inputs used to determine such fair values are primarily based upon internally-developed engineering and geology models, publicly-available drilling disclosures, a risk-adjusted discount rate, and publicly-available data regarding mineral transactions consummated by other buyers and sellers (Level 3).

14. Income Taxes

The Company uses the asset and liability method for accounting for income taxes and updates its annual effective income tax rate on a quarterly basis. Under this method an estimated annual effective rate is applied to the Company’s year-to-date income but for discrete items which are recorded when settled. Our effective tax rate may vary quarterly because of the mix and timing of our actual earnings compared to annual projections which may affect periodic comparisons.

Income tax expense was $2.6 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, resulting in an effective tax rate of 3.6% and 2.8% for the three and nine months ended September 30, 2022, respectively.

Total income tax expense for the three and nine months ended September 30, 2022 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company’s temporary equity.

15. Commitments and Contingencies

The following table is a schedule of future minimum lease commitments for leases of office space under operating leases as of September 30, 2022 (in thousands):

Year	Total
Remainder of 2022	$183
2023	741
2024	758
2025	653
2026	643
2027	658
Thereafter	875
Total	$4,511

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

Predecessor Management Fees

The Predecessor entered into a management services arrangement with the Manager. For the three months ended September 30, 2021, the Manager earned and was paid approximately $1.9 million in management fees relating to management services, respectively. No such fees were earned or paid for the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021 the Manager earned and was paid approximately $3.2 million and $5.6 million in management fees relating to management services, respectively. This arrangement terminated in connection with the Falcon Merger.

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

From time to time, the Predecessor reimbursed Kimmeridge Operations and the Manager for general and administrative expenses. Kimmeridge Operations staff performed land and administrative services on behalf of the Predecessor and the Predecessor reimbursed the Manager for investment and expenses prefunded on behalf of the Predecessor. For the three months ended September 30, 2021, the Predecessor reimbursed approximately $1.1 million for these costs. No such costs were reimbursed for the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, the Predecessor reimbursed approximately $105,000 and $3.5 million related to these services. As of September 30, 2022 there were no amounts due to Kimmeridge Operations or the Manager. As of December 31, 2021, approximately $142,000 was due to the Manager.

17. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Cash Dividends

On November 8, 2022, the Company declared a cash dividend of $0.72 per share of Class A Common Stock with respect to the third quarter of 2022. The dividend is payable on November 30, 2022 to the stockholders of record at the close of business on November 21, 2022.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. Factors that could cause actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the following risks and uncertainties:

•
the timing of and our ability to consummate the Brigham Merger;
•
our ability to identify, complete and integrate operations or realize any anticipated benefits, savings or growth of acquisitions of properties or businesses, including the pending Brigham Merger;
•
our ability to execute our business strategy;
•
changes in general economic, business or industry conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy, the continued impact of inflation and associated monetary policy and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia;
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
•
the impact of environmental, health and safety and other governmental regulations and of current or pending legislation, including federal and state legislative and regulatory initiatives relating to hydraulic fracturing and the impact of the Inflation Reduction Act of 2022 (the “IRA 2022”) and any related legislation, regulations or changes in policy;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021, 2020, and 2019 of Kimmeridge Mineral Fund, L.P. in the Current Report on Form 8-K filed with the SEC on June 10, 2022 and interim unaudited condensed consolidated financial statements of Sitio Royalties Corp. and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by context, references to (a) the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Falcon Merger, Desert Peak and its subsidiaries and (ii) for periods subsequent to the closing of the Falcon Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak and (b) “KMF,” “KMF Land,” “Desert Peak,” or similar terms, when used in a historical context refer to our “Predecessor,” Kimmeridge Mineral Fund, LP, for financial reporting purposes.

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

Overview

As of September 30, 2022, we owned mineral and royalty interests representing approximately 174,000 NRAs when adjusted to a 1/8th royalty. For the three months ended September 30, 2022, the average net daily production associated with our mineral and royalty interest was 17,990 BOE/d, consisting of 9,192 Bbls/d of oil, 31,694 Mcf/d of natural gas and 3,515 Bbls/d of NGLs. For the nine months ended September 30, 2022, the average net daily production associated with our mineral and royalty interests was 13,950 BOE/d, consisting of 7,211 Bbls/d of oil, 23,741 Mcf/d of natural gas and 2,782 Bbls/d of NGLs. Since our Predecessor’s formation in November 2016, we have accumulated our acreage position by making 185 acquisitions. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the nine months ended September 30, 2022, our production and ad valorem taxes were approximately $4.73 per BOE, relative to an average realized price of $68.33 per BOE. We do not anticipate engaging in any activities, other than acquisitions, that will incur capital costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Brigham Merger

On September 6, 2022, Sitio, Sitio OpCo, New Sitio, Brigham Merger Sub, Sitio Merger Sub, and Opco Merger Sub LLC entered into the Merger Agreement with Brigham and Brigham Opco, pursuant to which, Sitio will acquire Brigham in an all-stock transaction through: (i) the Brigham Subsidiary Merger, with Brigham surviving the Brigham Subsidiary Merger as a wholly owned subsidiary of New Sitio, (ii) the Sitio Merger, with Sitio surviving the Sitio Merger as a wholly owned subsidiary of New Sitio, and (iii) the Opco Merger , with Brigham Opco surviving the Opco Merger as a wholly owned subsidiary of Sitio OpCo, in each case on the terms set forth in the Merger Agreement. The Sitio Merger and the Brigham Subsidiary Merger shall become effective concurrently at the First Effective Time, and the Opco Merger shall become effective immediately following the First Effective Time at the Second Effective Time.

On the terms and subject to the conditions set forth in the Merger Agreement, (i) at the First Effective Time, (A) each share of Brigham’s Class A common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of New Sitio Class A Common Stock, (B) each share of the Brigham’s Class B common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of New Sitio Class C Common Stock, (C) each share of Class A Common Stock, issued and outstanding immediately prior to the First Effective Time will be converted into one share of New Sitio Class A Common Stock and (D) each share of Class C Common Stock issued and outstanding immediately prior to the First Effective Time, will be converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by

Sitio, Brigham or any wholly owned subsidiary of Sitio or Brigham and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the DGCL and, (ii) at the Second Effective Time, each Brigham Opco Unit issued and outstanding immediately prior to the Second Effective Time will be converted into the right to receive 1.133 Sitio OpCo Partnership Units.

As a result of the Brigham Merger and as of the Closing, Sitio stockholders immediately prior to the First Effective Time will own approximately 54% of the outstanding shares of New Sitio, and Brigham stockholders immediately prior to the First Effective Time will own approximately 46% of the outstanding shares of New Sitio. Following the Closing, New Sitio will operate under the name “Sitio Royalties Corp.”

Credit Facility

On September 21, 2022, Sitio OpCo and the other guarantors party thereto entered into the RBL Third Amendment, pursuant to which the Revolving Credit Facility was amended to permit the issuance of notes and the transactions contemplated by the Note Purchase Agreement.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into the Note Purchase Agreement with the Holders.

Pursuant to the Note Purchase Agreement, Sitio OpCo issued the 2026 Senior Notes to the Holders in an aggregate principal amount of $450.0 million. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes in whole or in part at any time, subject to payment of a premium determined in accordance with the table below based on the length of time between the issuance date and the prepayment date:

Period	Premium
Months 0 - 12	Customary “make-whole” premium plus 3.00%
Months 13 - 24	3.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

364-Day Bridge Loan Agreement

On June 24, 2022, Sitio OpCo, a wholly owned subsidiary of Sitio Royalties Corp, as borrower, entered into the Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the Lenders, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers. The Bridge Loan Agreement provides for a 364-day term loan credit facility in the aggregate principal amount of $425.0 million. The Bridge Loan Facility was fully repaid and extinguished on September 21, 2022 using proceeds from the issuance of the 2026 Senior Notes. Upon closure of the Bridge Loan Facility, the Company recognized a loss on extinguishment of debt of $11.5 million associated with unamortized debt issuance costs and other fees incurred in connection with the payoff.

Acquisitions

As of September 30, 2022, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 185 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flows per share.

On July 26, 2022, the Company acquired approximately 12,200 net royalty acres from Momentum for a purchase price of $213.3 million, net of customary closing adjustments. The Momentum Acquisition was funded through the Bridge Loan Facility and the Revolving Credit Facility, in addition to cash on hand.

Production and Operations

Our average daily production during the three months ended September 30, 2022 and 2021 was 17,990 BOE/d (51% crude oil) and 7,810 BOE/d (51% crude oil), respectively. For the three months ended September 30, 2022, we received an average of $93.81 per Bbl of crude oil, $6.55 per Mcf of natural gas and $31.98 per Bbl of NGLs, for an average realized price of $65.71 per BOE. For the three months ended September 30, 2021, we received an average of $66.61 per Bbl of crude oil, $3.74 per Mcf of natural gas and $29.43 per Bbl of NGLs, for an average realized price of $46.14 per BOE.

Our average daily production during the nine months ended September 30, 2022 and 2021 was 13,950 BOE/d (52% crude oil) and 6,012 BOE/d (48% crude oil), respectively. For the nine months ended September 30, 2022, we received an average of $98.12 per Bbl of crude oil, $6.05 per Mcf of natural gas and $36.68 per Bbl of NGLs, for an average realized price of $68.33 per BOE. For the nine months ended September 30, 2021, we received an average of $62.63 per Bbl of crude oil, $3.43 per Mcf of natural gas and $28.31 per Bbl of NGLs, for an average realized price of $42.11 per BOE.

As of September 30, 2022, we had 15,933 gross (127.4 net) producing horizontal wells on our acreage. Additionally, as of September 30, 2022, there were 3,002 gross (15.9 net) horizontal wells in various stages of drilling or completion and 2,417 gross active horizontal drilling permits on our acreage.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. The BLS Consumer Price Index for all urban consumers increased 8% from September 2021 to September 2022 as compared to the average annual increase of 3% over the previous 10 years. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

The global economy also continues to be impacted by the effects of the COVID-19 pandemic and global events, among other factors. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. As we do not explore, develop or operate on our oil and gas properties, we have not experienced any significant supply chain interruptions as a result of the COVID-19 pandemic or global supply and demand imbalances. However, our operators may experience supply chain disruptions which could impact their ability to develop our properties.

Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation and a resulting potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs.

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

We define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for taxes, (c) depreciation, depletion and amortization, (d) non-cash share-based compensation expense, (e) impairment of oil and natural gas properties, (f) gains or losses on unsettled derivative instruments, (g) change in fair value of warrant liability, (h) write off of deferred offering costs, (i) management fee to affiliates, (j) loss on extinguishment of debt (k) one-time transaction costs and (l) write off of financing costs. Adjusted EBITDA is not a measure determined by GAAP.

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

Sources of Revenue

Our revenues are primarily derived from mineral and royalty payments received from our E&P operators based on the sale of crude oil, natural gas and NGLs production from our interests. Our revenues may vary significantly from period to period because of changes in commodity prices, production mix and volumes of production sold by our E&P operators. For the nine months ended September 30, 2022 and 2021, mineral and royalty revenue made up 96% and 98%, respectively, of our total revenue. As a result of our royalty income production mix, our income is more sensitive to fluctuations in crude oil prices than it is to fluctuations in natural gas or NGLs prices. Crude oil, natural gas and NGL prices have historically been volatile, and we expect this volatility to continue. Additionally, we earn lease bonus income by leasing our mineral interests to exploration and production companies and income from delay rentals and easements.

The following table presents the breakout of our revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Crude oil sales	69%	72%	72%	70%
Natural gas sales	17%	14%	15%	16%
NGL sales	8%	12%	9%	12%
Lease bonus and other income	6%	2%	4%	2%
Total revenues	100%	100%	100%	100%

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

General and Administrative

General and administrative expenses consist of costs incurred related to overhead, including executive and other employee compensation and related benefits, office expenses and fees for professional services such as audit, tax, legal and other consulting services. Some of those costs were incurred on our behalf by the Predecessor’s general partner and its affiliates and reimbursed by the Predecessor. For example, the Predecessor reimbursed an affiliate of our general partner for personnel costs on our behalf. As a result of the Falcon Merger, we incur incremental general and administrative expenses relating to SEC reporting requirements, including annual and quarterly reports, tax return preparation expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, independent auditor fees, legal expenses and investor relations expenses. These incremental general and administrative expenses are not reflected in the Predecessor financial statements.

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

Interest Expense

We finance a portion of our working capital requirements and acquisitions with borrowings under our Revolving Credit Facility and 2026 Senior Notes. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our Revolving Credit Facility and 2026 Senior Notes and amortization of debt issuance costs in interest expense on our statements of income.

Income Tax Expense

As a result of the Falcon Merger, we are subject to U.S. federal and state taxes as a corporation. We are also subject to the Texas margin tax, which is a state franchise tax, and certain state income taxes.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our Predecessor’s results of operations for the periods presented, primarily for the reasons described below.

Surface Rights

The Predecessor’s historical consolidated financial statements are based on our financial statements prior to the Falcon Merger. The assets acquired in connection with the Falcon Merger do not include the Predecessor’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, which are included in our Predecessor’s historical financial statements but were not contributed to the post-combination company following the closing of the Falcon Merger. Subsequent to the Falcon Merger, we have acquired additional surface rights in connection with multiple acquisitions. As a result, the historical consolidated financial data may not give you an accurate indication of what the actual results would have been if the Falcon Merger had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Management Fees

The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, a Director, is a managing member. Fees incurred under the agreement totaled approximately $3.2 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively. We will not incur future expense under the agreement as a result of the Falcon Merger. Additionally, certain other expenses associated with the limited partnership structure of the Predecessor will not be incurred by us in future periods.

Acquisitions

Our Predecessor’s financial statements as of and for the nine months ended September 30, 2021 do not include the results of operations for the assets acquired in the Chambers Acquisition, Rock Ridge Acquisition, Source Acquisition, the Falcon Merger, Foundation Acquisition, and Momentum Acquisition. As a result, our Predecessor’s financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.

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

Debt and Interest Expense

As a public company, we may finance a portion of our acquisitions with borrowings under our Revolving Credit Facility or other debt instruments. As a result, we will incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

Public Company Expenses

As a result of the Falcon Merger, we incur incremental general and administrative expenses as a result of Kimmeridge no longer providing services to us and as a result of operating as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, independent auditor fees, independent reserve engineer fees, legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. These incremental general and administrative expenses are not reflected in our Predecessor’s financial statements. Additionally, as a result of the Falcon Merger, we have hired additional employees, including accounting, engineering and land personnel, in order to comply with requirements of being a publicly traded company.

Income Taxes

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor’s financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor’s financial statements was the Texas margin tax and certain state income taxes, to which we will continue to be subject as a corporation.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Statement of Income Data:
Revenue:
Total Revenue	$115,497	$33,709
Operating Expenses:
Management fees to affiliates	—	1,870
Depreciation, depletion and amortization	32,005	12,813
General and administrative	13,381	954
General and administrative—affiliates	—	1,686
Severance and ad valorem taxes	7,215	2,192
Total operating expenses	52,601	19,515
Net income from operations	62,896	14,194
Interest expense (net)(1)	(14,986)	(276)
Change in fair value of warrant liability	536	—
Loss on extinguishment of debt	(11,487)	—
Commodity derivatives gains	34,613	—
Net income before income tax expense	71,572	13,918
Income tax expense	(2,561)	(143)
Net income	69,011	13,775
Net income attributable to Predecessor	—	(13,775)
Net income attributable to temporary equity	(59,872)	—
Net income attributable to Class A stockholders	$9,139	$—

(1)
Interest expense is presented net of interest income.

	Three Months Ended September 30,
	2022	2021
Production Data:
Crude oil (MBbls)	846	363
Natural gas (Mmcf)	2,916	1,290
NGLs (MBbls)	323	140
Total (MBOE)(6:1)	1,655	718
Average daily production (BOE/d)(6:1)	17,990	7,810
Average Realized Prices:
Crude oil (per Bbl)	$93.81	$66.61
Natural gas (per Mcf)	$6.55	$3.74
NGLs (per Bbl)	$31.98	$29.43
Combined (per BOE)	$65.71	$46.14
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$97.32	$66.61
Natural gas (per Mcf)	$6.46	$3.74
NGLs (per Bbl)	$31.98	$29.43
Combined (per BOE)	$67.36	$46.14

Revenue

Our consolidated revenues for the three months ended September 30, 2022 totaled $115.5 million as compared to $33.7 million for the three months ended September 30, 2021, an increase of 243%. The increase in revenues was due to an increase of $75.6 million in mineral and royalty revenue and an increase of $6.2 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased commodity prices, production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the three months ended September 30, 2022 was $79.3 million as compared to $24.2 million for the three months ended September 30, 2021, an increase of $55.1 million. An increase of $27.20/Bbl in our average price received for oil production, from $66.61/Bbl for the three months ended September 30, 2021 to $93.81/Bbl for the three months ended September 30, 2022, accounted for an approximate $23.0 million increase in our year-over-year oil revenue. Additionally, we realized a $32.1 million increase in year-over-year oil revenue due to a 133% increase in oil production volumes, which increased from 363 MBbls for the three months ended September 30, 2021 to 846 MBbls for the three months ended September 30, 2022.

Natural gas revenue for the three months ended September 30, 2022 was $19.1 million as compared to $4.8 million for the three months ended September 30, 2021, an increase of $14.3 million. An increase of $2.81/Mcf in our average price received for gas production, from $3.74/Mcf for the three months ended September 30, 2021 to $6.55/Mcf for the three months ended September 30, 2022, accounted for an approximate $8.2 million increase in our year-over-year gas revenue. Additionally, we realized a $6.1 million increase in year-over-year gas revenue due to a 126% increase in gas production volumes, which increased from 1,290 MMcf for the three months ended September 30, 2021 to 2,916 MMcf for the three months ended September 30, 2022.

NGLs revenue for the three months ended September 30, 2022 was $10.3 million as compared to $4.1 million for the three months ended September 30, 2021, an increase of $6.2 million. An increase of $2.55/Bbl in our average price received for NGLs production, from $29.43/Bbl for the three months ended September 30, 2021 to $31.98/Bbl for the three months ended September 30, 2022, accounted for an approximate $825,000 increase in our year-over-year NGLs revenue. Additionally, we realized a $5.4 million increase in year-over-year NGLs revenue due to a 131% increase in NGLs production volumes, which increased from 140 MBbls for the three months ended September 30, 2021 to 323 MBbls for the three months ended September 30, 2022.

Lease bonus revenue for the three months ended September 30, 2022 was $6.5 million as compared to $487,000 for the three months ended September 30, 2021. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the three months ended September 30, 2022 were $253,000 as compared to $70,000 for the three months ended September 30, 2021, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees to the Predecessor’s affiliates expense was $1.9 million for the three months ended September 30, 2021, respectively. No such expense was incurred for the three months ended September 30, 2022. The decrease of $1.9 million was due to the Falcon Merger as the Company no longer incurs any management fees.

Depreciation, depletion and amortization expense was $32.0 million for the three months ended September 30, 2022 as compared to $12.8 million for the three months ended September 30, 2021, an increase of $19.2 million, or 150%. The increase was due to a 130% increase in year-over-year production and a higher depletion rate, which increased from $17.63 per BOE for the three months ended September 30, 2021 to $19.24 per BOE for the three months ended September 30, 2022.

General and administrative expense was $13.4 million for the three months ended September 30, 2022 as compared to $954,000 for the three months ended September 30, 2021, an increase of $12.4 million. The increase was primarily due to increased personnel costs due to increased headcount for the three months ended September 30, 2022, public transaction costs related to the Falcon Merger and Brigham Merger, and expenses as a result of operating as a publicly traded company.

General and administrative—affiliates expense was $1.7 million for the three months ended September 30, 2021. We did not incur any General and administrative—affiliates expense for the three months ended September 30, 2022. The decrease was primarily a result of decreased reimbursement to our Predecessor’s general partner for services provided on our behalf, including personnel costs and costs relating to the performance of land and administrative services in respect of our acquisition of mineral and royalty interests. These costs were captured in the General and administrative expense line item for the three months ended September 30, 2022.

On a combined basis, the General and administrative expense and General and administrative expense—affiliates expense was $13.4 million for the three months ended September 30, 2022 as compared to $2.6 million for the three months ended September 30,

2021, an increase of $10.8 million, or 407%, primarily due to $4.0 million of share-based compensation expense, $3.6 million of transaction costs related to the Falcon Merger and Brigham Merger, $0.5 million of additional employee compensation due to increased headcount, and $2.7 million of additional other professional services.

Severance and ad valorem taxes were $7.2 million for the three months ended September 30, 2022 as compared to $2.2 million for the three months ended September 30, 2021, an increase of $5.0 million or 229%. The increase was primarily due to the year-over-year increase in commodity prices and increased production volumes from our acquisitions of additional mineral and royalty interests and existing interests.

Interest expense of approximately $15.0 million and $276,000 during the three months ended September 30, 2022 and 2021, respectively, relates to interest incurred on borrowings under our Revolving Credit Facility, 2026 Senior Notes and Bridge Loan Facility. The increase in interest expense was due to higher average borrowings during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 related to funding the Falcon Merger and other acquisitions in 2022.

The fair value of the warrant liability decreased by $536,000 during the three months ended September 30, 2022, whereas there were no changes to the fair value of the warrant liability for the three months ended September 30, 2021. The change is attributable to a decrease in the market price of both the Public Warrants and Private Placement Warrants.

Commodity derivatives gains totaled $34.6 million for the three months ended September 30, 2022, whereas there were no derivatives gains or losses for the three months ended September 30, 2021. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from our recent acquisitions.

Income tax expense increased from $143,000 for the three months ended September 30, 2021 to $2.6 million for the three months ended September 30, 2022. The increase was primarily due to current and deferred income taxes due to our classification as a taxable corporation subsequent to the Falcon Merger, whereas the Predecessor was not subject to Federal income taxes during the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Statement of Income Data:
Revenue:
Total Revenue	$269,664	$70,428
Operating Expenses:
Management fees to affiliates	3,241	5,610
Depreciation, depletion and amortization	67,302	28,614
General and administrative	24,043	2,232
General and administrative—affiliates	74	4,903
Severance and ad valorem taxes	18,019	4,766
Total operating expenses	112,679	46,125
Net income from operations	156,985	24,303
Interest expense (net)(1)	(18,096)	(800)
Change in fair value of warrant liability	3,842	—
Loss on extinguishment of debt	(11,487)	—
Commodity derivatives gains	53,508	—
Net income before income tax expense	184,752	23,503
Income tax expense	(5,206)	(233)
Net income	179,546	23,270
Net income attributable to Predecessor	(78,104)	(23,270)
Net income attributable to temporary equity	(86,143)	—
Net income attributable to Class A stockholders	$15,299	$—

(1)
Interest expense is presented net of interest income.

	Nine Months Ended September 30,
	2022	2021
Production Data:
Crude oil (MBbls)	1,969	783
Natural gas (Mmcf)	6,481	3,244
NGLs (MBbls)	760	320
Total (MBOE)(6:1)	3,809	1,644
Average daily production (BOE/d)(6:1)	13,950	6,021
Average Realized Prices:
Crude oil (per Bbl)	$98.12	$62.63
Natural gas (per Mcf)	$6.05	$3.43
NGLs (per Bbl)	$36.68	$28.31
Combined (per BOE)	$68.33	$42.11
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$99.48	$62.63
Natural gas (per Mcf)	$5.99	$3.43
NGLs (per Bbl)	$36.68	$28.31
Combined (per BOE)	$68.93	$42.11

Revenue

Our consolidated revenues for the nine months ended September 30, 2022 totaled $269.7 million as compared to $70.4 million for the nine months ended September 30, 2021, an increase of 283%. The increase in revenues was due to an increase of $191.0 million in mineral and royalty revenue and an increase of $8.3 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased commodity prices, production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the nine months ended September 30, 2022 was $193.2 million as compared to $49.0 million for the nine months ended September 30, 2021, an increase of $144.2 million. An increase of $35.49/Bbl in our average price received for oil production, from $62.63/Bbl for the nine months ended September 30, 2021 to $98.12/Bbl for the nine months ended September 30, 2022, accounted for an approximate $69.9 million increase in our year-over-year oil revenue. Additionally, we realized a $74.3 million increase in year-over-year oil revenue due to a 151% increase in oil production volumes, which increased from 783 MBbls for the nine months ended September 30, 2021 to 1,969 MBbls for the nine months ended September 30, 2022.

Natural gas revenue for the nine months ended September 30, 2022 was $39.2 million as compared to $11.1 million for the nine months ended September 30, 2021, an increase of $28.1 million. An increase of $2.62/Mcf in our average price received for gas production, from $3.43/Mcf for the nine months ended September 30, 2021 to $6.05/Mcf for the nine months ended September 30, 2022, accounted for an approximate $17.0 million increase in our year-over-year gas revenue. Additionally, we realized an $11.1 million increase in year-over-year gas revenue due to a 100% increase in gas production volumes, which increased from 3,244 MMcf for the nine months ended September 30, 2021 to 6,481 MMcf for the nine months ended September 30, 2022.

NGLs revenue for the nine months ended September 30, 2022 was $27.9 million as compared to $9.1 million for the nine months ended September 30, 2021, an increase of $18.8 million. An increase of $8.37/Bbl in our average price received for NGLs production, from $28.31/Bbl for the nine months ended September 30, 2021 to $36.68/Bbl for the nine months ended September 30, 2022, accounted for an approximate $6.4 million increase in our year-over-year NGLs revenue. Additionally, we realized a $12.4 million increase in year-over-year NGLs revenue due to a 137% increase in NGLs production volumes, which increased from 320 MBbls for the nine months ended September 30, 2021 to 760 MBbls for the nine months ended September 30, 2022.

Lease bonus revenue for the nine months ended September 30, 2022 was $8.5 million as compared to $574,000 for the nine months ended September 30, 2021. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the nine months ended September 30, 2022 were $985,000 as compared to $633,000 for the nine months ended September 30, 2021, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees to the Predecessor’s affiliates expense was $3.2 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $2.4 million was due to the Falcon Merger as the Company will no longer incur any management fees.

Depreciation, depletion and amortization expense was $67.3 million for the nine months ended September 30, 2022 as compared to $28.6 million for the nine months ended September 30, 2021, an increase of $38.7 million, or 135%. The increase was due to a 132% increase in year-over-year production as well as a higher depletion rate, which increased from $17.14 per BOE for the nine months ended September 30, 2021 to $17.54 per BOE for the nine months ended September 30, 2022.

General and administrative expense was $24.0 million for the nine months ended September 30, 2022 as compared to $2.2 million for the nine months ended September 30, 2021, an increase of $21.8 million. The increase was primarily due to increased personnel costs captured here for the nine months ended September 30, 2022, public transaction costs related to the Falcon and Brigham Merger, and expenses as a result of operating as a publicly traded company.

General and administrative—affiliates expense was $74,000 for the nine months ended September 30, 2022 as compared to $4.9 million for the nine months ended September 30, 2021, a decrease of $4.8 million. The decrease was primarily a result of decreased reimbursement to our Predecessor’s general partner for services provided on our behalf, including personnel costs and costs relating to the performance of land and administrative services in respect of our acquisition of mineral and royalty interests. These costs were primarily captured in the General and administrative expense line item for the nine months ended September 30, 2022.

On a combined basis, the General and administrative expense and General and administrative expense—affiliates expense was $24.1 million for the nine months ended September 30, 2022 as compared to $7.1 million for the nine months ended September 30, 2021, an increase of $17.0 million, or 238%, primarily due to $6.8 million of transaction costs related to the Falcon Merger and Brigham Merger, $4.9 million of share-based compensation, $1.2 million of additional employee compensation due to increased headcount, $3.8 million of additional other professional services, and $0.3 million of additional rent expense.

Severance and ad valorem taxes were $18.0 million for the nine months ended September 30, 2022 as compared to $4.7 million for the nine months ended September 30, 2021, an increase of $13.3 million or 278%. The increase was primarily due to the year-over-year increase in commodity prices and increased production volumes from our acquisitions of additional mineral and royalty interests and existing interests.

Interest expense of approximately $18.1 million and $800,000 during the nine months ended September 30, 2022 and 2021, respectively, relates to interest incurred on borrowings under our Revolving Credit Facility, 2026 Senior Notes and Bridge Loan Facility. The increase in interest expense was due to higher average borrowings during the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021 related to funding the Falcon Merger and other acquisitions in the nine months ended September 30, 2022.

The fair value of the warrant liability decreased by $3.8 million from the date of the Falcon Merger through September 30, 2022, whereas there were no changes to the fair value of the warrant liability for the nine months ended September 30, 2021. The change is attributable to a decrease in the market price of both the Public Warrants and Private Placement Warrants.

Commodity derivative gains totaled $53.5 million for the nine months ended September 30, 2022, whereas there were no derivatives gains or losses for the nine months ended September 30, 2021. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from our recent acquisitions.

Income tax expense increased from $233,000 for the nine months ended September 30, 2021 to $5.2 million for the nine months ended September 30, 2022. The increase was primarily due to current and deferred income taxes due to our classification as a taxable corporation subsequent to the Falcon Merger, whereas the Predecessor was not subject to Federal income taxes during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview

Prior to the completion of the Falcon Merger, our Predecessor’s primary sources of liquidity were contributions of capital from its limited partners, cash flows from operations and borrowings under our revolving credit facility. After the closing of the Falcon Merger, cash flows from operations and borrowings under our Revolving Credit Facility and 2026 Senior Notes are the primary day-to-day sources of our funds. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors.

We believe internally generated cash flows from operations, available borrowing capacity under our Revolving Credit Facility, and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations and capital expenditures, for at least the next 12 months and allow us to continue to execute our strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter do not incur any development or maintenance capital expenditures, which are entirely borne by the E&P operator and the other working interest owners. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests, and we have no subsequent capital expenditure requirements related to acquired properties. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, general economic, financial and competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us.

As of September 30, 2022, our liquidity was $83.8 million, comprised of $10.8 million of cash and cash equivalents and $73.0 million of Revolving Credit Facility availability.

Cash Flows Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$171,075	$40,563
Investing activities	(569,626)	(26,937)
Financing activities	396,984	(12,507)
Net increase (decrease) in cash and cash equivalents	$(1,567)	$1,119

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2022 were $171.1 million as compared to $40.6 million for the nine months ended September 30, 2021, primarily as a result of increases in realized prices and production volumes from our royalty revenue.

Investing Activities

Cash flows used in investing activities totaled $569.6 million for the nine months ended September 30, 2022 as compared $26.9 million for the nine months ended September 30, 2021, an increase of $542.7 million. Our expenditures for purchases of oil and gas properties increased by $531.2 million due to several cash acquisitions completed during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we purchased other property and equipment for $819,000. During the nine months ended September 30, 2022, we also realized a net decrease in cash of $10.7 million associated with the Falcon Merger and certain cash balances not contributed by our Predecessor.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2022 totaled $397.0 million as compared to cash flows used in financing activities of $12.5 million for the nine months ended September 30, 2021. Borrowings under the Revolving Credit Facility for the nine months ended September 30, 2022 and 2021 were $196.9 million and $20.0 million, respectively, which were used to fund the Falcon Merger and other acquisitions of mineral and royalty interests. Repayments on our credit facility for the nine months ended September 30, 2022 and 2021 were $147.0 million and $41.6 million, respectively, largely provided by cash flows from operations. During the nine months ended September 30, 2022, we borrowed and repaid $425.0 million under the Bridge Loan

Facility, the proceeds from which were used to fund acquisitions of mineral and royalty interests. During the nine months ended September 30, 2022, we received proceeds of $444.5 million from the issuance of the 2026 Senior Notes, which were used to repay and extinguish the Bridge Loan Facility and for other general corporate purposes. Other financing cash outflows during the nine months ended September 30, 2022, included $14.9 million of costs incurred in connection with our entry into the Bridge Loan Facility, costs of $4.2 million incurred in connection with the issuance of the 2026 Senior Notes, costs of $4.0 million incurred in connection with amendments and restatements to our Revolving Credit Facility, dividends of $9.0 million paid to holders of Class A Common Stock, $50.5 million of distributions paid to temporary equity holders and $13.3 million of distributions paid to noncontrolling interests by our Predecessor. Other financing cash inflows during the nine months ended September 30, 2021 included $1.5 million of contributions by noncontrolling interests in our Predecessor and $8.0 million of partners’ capital contributions to our Predecessor.

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

Interest accrues on advances, at the borrower’s option, at an adjusted Term SOFR rate or a base rate, plus an applicable margin and credit spread adjustment. The fees for letters of credit are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the Borrowing Base Utilization Percentage (as defined in the Credit Agreement). The applicable margin for Term SOFR rate loans and letter of credit fees ranges from 2.500% to 3.500%, and the applicable margin for base rate loans ranges from 1.500% to 2.500%. The credit spread adjustment ranges from 0.100% to 0.250% depending on the applicable interest rate and interest rate period. The borrower will also pay a fee based on the borrowing base utilization percentage on the actual daily unused amount of the aggregate revolving commitments ranging from 0.375% to 0.500%.

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

The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Credit Agreement) as of such date to (ii) EBITDA (as defined in the Credit Agreement) for the period of four fiscal quarters ending on such day (the “Leverage Ratio”), to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Credit Agreement) to (ii) consolidated current liabilities (excluding current maturities under the Credit Agreement), to not less than 1.00 to 1.00, in each case, with certain rights to cure.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into the Note Purchase Agreement with certain institutional investors party thereto as holders and U.S. Bank Trust Company, National Association, as agent for the Holders.

Pursuant to the Note Purchase Agreement, Sitio OpCo issued the 2026 Senior Notes to the Holders in an aggregate principal amount of $450.0 million. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes in whole or in part at any time, subject to (except as described below) payment of a premium determined in accordance with the table below based on the length of time between the issuance date and the prepayment date:

Period	Premium
Months 0 - 12	Customary “make-whole” premium plus 3.00%
Months 13 - 24	3.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

Interest accrues on the 2026 Senior Notes at an adjusted Term SOFR rate (including a 0.150% spread adjustment) for a three-month period plus a margin of 6.50%, unless the Agent determines that adequate and reasonable means do not exist for ascertaining the Term SOFR rate or the Requisite Holders (as defined in the Note Purchase Agreement) determine that the Term SOFR rate will not reflect the cost of maintaining their 2026 Senior Notes for the relevant period, in which case the 2026 Senior Notes will bear interest at a base rate (defined on the basis of the prime rate) plus a margin a of 5.50%. From and after the closing date of the Brigham Merger, the applicable margin will be reduced to 5.75% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and to 4.75% for 2026 Senior Notes bearing interest based on the base rate. Interest payments on the 2026 Senior Notes are due quarterly.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes, on the last business day of each calendar quarter in an amount equal to 2.50% of the initial principal amount of all the 2026 Senior Notes issued under the Notes Purchase Agreement, which prepayments will not require the payment of any premium (each, an “Optional Quarterly Payment”). If Sitio OpCo does not make an Optional Quarterly Payment on any quarterly payment date, the applicable margin on the 2026 Senior Notes will increase to 9.50% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and 8.50% for 2026 Senior Notes bearing interest based on the base rate. Subsequent to the closing of the Brigham Merger, if an Optional Quarterly Payment is not made, the margin will increase to 7.75% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and 6.75% for 2026 Senior Notes bearing interest based on the base rate. The increased margin will apply until the earlier of the date on which Sitio OpCo makes such Optional Quarterly Payment or the next quarterly payment date.

The Note Purchase Agreement includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary mandatory prepayments, representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Holders may take a number of actions, including, among others, declaring the entire amount of the 2026 Senior Notes and other amounts then outstanding under the Note Purchase Agreement to be due and payable. The Note Purchase Agreement requires Sitio OpCo to maintain a leverage ratio as of the last day of each fiscal quarter of not more than 3.50 to 1.00.

Bridge Loan Facility

On June 24, 2022, Sitio OpCo, as borrower, entered into an unsecured 364-Day Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the Lenders, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers. The Bridge Loan Agreement provides for a 364-day Bridge Loan Facility in the aggregate principal amount of $250.0 million. The Bridge Loan Facility was fully repaid and extinguished on September 21, 2022 using proceeds from the issuance of the 2026 Senior Notes. Upon the closure of the facility, the Company recognized a loss on extinguishment of debt of $11.5 million associated with unamortized debt issuance costs and other fees incurred in connection with the payoff.

New and Revised Financial Accounting Standards

Refer to “Recent Accounting Pronouncements” in “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 for a discussion of recent accounting pronouncements.

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

Impairment of Oil and Gas Properties

We evaluate our proved properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future net cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed based on when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks, current and future operator activity, and analysis of recent mineral transactions in the surrounding area.

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

Contractual Obligations

As of September 30, 2022, we did not have any debt, capital lease obligations, operating lease obligations or long-term liabilities, other than borrowings under our Revolving Credit Facility, borrowings under the 2026 Senior Notes and three operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of our Revolving Credit Facility, “2026 Senior Notes” for a description of the 2026 Senior Notes and “Note 15 – Commitments and Contingencies” to our interim unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 for our contractual obligations under the office lease agreements.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control.

A $1.00 per Bbl change in our realized oil price would have resulted in a $2.0 million change in our oil revenues for the nine months ended September 30, 2022. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $648,000 change in our natural gas revenues for the nine months ended September 30, 2022. A $1.00 per Bbl change in NGL prices would have resulted in a $760,000 change in our NGL revenues for the nine months ended September 30, 2022. Royalties on oil sales contributed 74% of our mineral and royalty revenues for the nine months ended September 30, 2022. Royalties on natural gas sales contributed 15% and royalties on NGL sales contributed 11% of our total mineral and royalty revenues for the nine months ended September 30, 2022.

We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our debt service requirements. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices.

Counterparty and Customer Credit Risk

When we enter into them, our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we evaluate the credit standing of such counterparties as we deem appropriate. All counterparties have high credit ratings and are current lenders under our Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Our derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and ISDAs. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with our Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed to the Company for derivative contract assets.

Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Revolving Credit Facility, 2026 Senior Notes, and Bridge Loan Facility, each of which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Revolving Credit Facility, 2026 Senior Notes and Bridge Loan Facility during the nine months ended September 30, 2022 and 2021 was 5.54% and 2.59%, respectively. We estimate that an increase of 1.0% in the average interest rate during the nine months ended September 30, 2022 would have resulted in an approximately $2.5 million increase in interest expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For further information regarding legal proceedings, refer to “Note 15 – Commitments and Contingencies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Factors that could materially adversely affect our business, financial condition, results of operations or liquidity and the trading price of our Class A Common Stock are described under the caption “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q

filed with the SEC on August 8, 2022. Except as supplemented below, there have been no material changes in our risk factors from those previously disclosed in our Quarterly Report on Form 10-Q.

Risks Related to the Brigham Merger

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either Sitio’s stock price or Brigham’s stock price, the value of the shares of New Sitio is uncertain.

Upon completion of the Brigham Merger, (i) each issued and outstanding share of Brigham Class A Common Stock will be converted into the right to receive 1.133 fully-paid and nonassessable shares of New Sitio Class A Common Stock, (ii) each issued and outstanding share of Brigham Class B Common Stock will be converted into the right to receive 1.133 fully-paid and nonassessable shares of New Sitio Class C Common Stock, (iii) each issued and outstanding share of Class A Common Stock will be converted into one share of New Sitio Class A Common Stock and (iv) each issued and outstanding share of Class C Common Stock will be converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by Sitio, Brigham or any wholly owned subsidiary of Sitio or Brigham and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the DGCL. Upon completion of the Opco Merger, each issued and outstanding Brigham Opco Unit will be converted into the right to receive 1.133 Sitio OpCo Partnership Units. These exchange ratios are fixed and will not be adjusted for changes in the market value of the Sitio Common Stock or the Brigham Common Stock. No fractional shares of New Sitio Common Stock or Sitio OpCo Partnership Units will be issued in connection with the Brigham Merger. Instead, a stockholder of Brigham who otherwise would have received a fractional New Sitio share will be entitled to receive, from the exchange agent appointed by New Sitio pursuant to the Merger Agreement, a cash payment in lieu of such fractional shares in accordance with the terms of the Merger Agreement.

The market price of Class A Common Stock has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this Quarterly Report on Form 10-Q to the date the Brigham Merger is consummated. The market price of New Sitio Common Stock may continue to fluctuate thereafter.

Stock price changes may result from a variety of factors, including, among others:

•
general market and economic conditions;
•
changes in Sitio’s and Brigham’s respective businesses, operations and prospects;
•
market assessments of the likelihood that the Brigham Merger will be completed;
•
interest rates, general market, industry, economic and geopolitical conditions, including the impact of continued inflation and associated changes in monetary policy, and other factors generally affecting the respective prices of Class A Common Stock and the Brigham Class A Common Stock;
•
federal, state and local legislation, governmental regulation and legal developments in Sitio’s and Brigham’s businesses; and
•
the timing of the Brigham Merger and regulatory considerations.

Sitio stockholders and Brigham stockholders will each have reduced ownership over New Sitio.

Upon consummation of Brigham Merger, each Sitio stockholder will become a stockholder of New Sitio, with a percentage ownership of New Sitio that is smaller than such stockholder’s percentage ownership of Sitio immediately prior to Brigham Merger. Accordingly, Sitio stockholders will have less ownership of New Sitio than they now have of Sitio.

Until the completion of Brigham Merger or the termination of the Merger Agreement in accordance with its terms, Sitio is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Sitio and its respective stockholders.

After the date of the Merger Agreement and prior to the effective times of the Brigham Merger, the Merger Agreement restricts Sitio from taking specified actions without the written consent of Brigham (such consent not to be unreasonably withheld, conditioned or delayed) and requires that the business of Sitio and its subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent Sitio from making appropriate changes to its businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Brigham Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Brigham Merger could be exacerbated by any delays in consummation of the Brigham Merger or termination of the merger Agreement.

There are a number of required approvals and other Closing conditions in addition to stockholder approvals, including regulatory approvals, which may prevent or delay completion of the Brigham Merger.

The Brigham Merger is subject to a number of conditions to Closing as specified in the Merger Agreement, including, among other conditions, (i) the receipt of the required approvals from Sitio’s stockholders; (ii) the expiration or termination of the applicable waiting period under the HSR Act; (iii) the absence of any governmental order or law that makes consummation of the Brigham Merger illegal or otherwise prohibited; (iv) New Sitio’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act; (v) the shares of New Sitio Class A Common Stock issuable in connection with the Brigham Merger having been authorized for listing on the NYSE, subject to official notice of issuance; (vi) the accuracy of the representations and warranties of the other party to the extent required under the Merger Agreement; (vii) the compliance with, in all material respects, each of the covenants and agreements the other party is required to comply with or perform at or prior to the effective times of the Brigham Merger; and (viii) since the date of the Merger Agreement there must not have occurred any event, circumstance, development, change, occurrence or effect that has had or would reasonably be expected to have, individually or in the aggregate, material adverse effect with respect to the other party.

No assurance can be given that the required stockholder consents and approvals will be obtained or that the required conditions to Closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Any delay in completing the Brigham Merger could cause New Sitio not to realize, or to be delayed in realizing, some or all of the benefits that Sitio expects to achieve if the Brigham Merger is successfully completed within its expected time frame.

The Brigham Merger, including uncertainty regarding the Brigham Merger, may cause third parties to delay or defer decisions concerning Sitio and could adversely affect its ability to effectively manage its businesses.

The Brigham Merger will happen only if the stated conditions are met, including the approval of the Merger Agreement by Sitio’s stockholders, among other conditions. Many of the conditions are outside Sitio’s control, and both Sitio and Brigham also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Brigham Merger. This uncertainty may cause others that deal with Sitio to delay or defer entering into contracts with Sitio or making other decisions concerning Sitio or seek to change or cancel existing business relationships with Sitio, which could negatively affect its business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on Sitio’s business, regardless of whether the Brigham Merger is ultimately completed.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Brigham Merger.

The success of the Brigham Merger will depend in part on the retention of personnel critical to the business and operations of New Sitio due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense.

Current and prospective employees of Sitio may experience uncertainty about their future role with New Sitio until strategies with regard to these employees are announced or executed, which may impair Sitio’s ability to attract, retain and motivate key personnel prior to and following the Brigham Merger. Employee retention may be particularly challenging during the pendency of the Brigham Merger, as employees of Sitio may experience uncertainty about their future roles with New Sitio. If Sitio is unable to retain personnel, Sitio could face disruptions in its operations, loss of existing business partners, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Brigham Merger.

If key employees of Sitio depart, New Sitio may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to Sitio’s business, and New Sitio’s ability to realize the anticipated benefits of the Brigham Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into New Sitio. Accordingly, no assurance can be given that New Sitio will be able to attract or retain key employees of Sitio to the same extent that Sitio has been able to attract or retain its own employees in the past.

The termination of the Merger Agreement could negatively impact Sitio.

If the Brigham Merger is not completed for any reason, Sitio’s ongoing business may be adversely affected and, without realizing any of the anticipated benefits of having completed the Brigham Merger, Sitio would be subject to a number of risks, including the following:

•
Sitio may experience negative reactions from the financial markets, including negative impacts on its stock or share price;

•
Sitio may experience negative reactions from its business partners, regulators and employees;
•
Sitio will be required to pay certain legal, financing and accounting costs and associated fees and expenses relating to the Brigham Merger, whether or not the Brigham Merger is completed; and
•
matters relating to the Brigham Merger require substantial commitments of time and resources by Sitio’s management, which would otherwise have been devoted to day-to-day operations and other opportunities that could have been beneficial to Sitio as an independent company.

Sitio will incur significant transaction and merger-related costs in connection with the Brigham Merger.

Sitio has incurred and expects to incur a number of non-recurring costs associated with the Brigham Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by Sitio regardless of whether the Brigham Merger is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that may or must be integrated in connection with the Brigham Merger and the integration of Sitio’s and Brigham’s businesses. While Sitio has assumed that a certain level of expenses would be incurred in connection with the Brigham Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond its control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the Brigham Merger that New Sitio may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income Sitio and Brigham expect to achieve from the Brigham Merger. Although Sitio expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

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

2.2

Agreement and Plan of Merger, dated as of September 6, 2022, by and among Sitio Royalties Corp., Sitio Royalties Operating Partnership, LP, Snapper Merger Sub I, Inc., Snapper Merger Sub II, LLC, Brigham Minerals, Inc. and Brigham Minerals Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 12, 2022).

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated June 3, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2022).
3.2	Amended and Restated Bylaws of Falcon Minerals Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on January 23, 2019).
4.1

Note Purchase Agreement, dated as of September 21, 2022, by and among Sitio Royalties Operating Partnership, LP, as issuer, the subsidiary guarantors party thereto, the financial institutions from time to time party thereto as holders, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2022).

10.1

Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 8, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2022).

10.2

First Amendment to 364-Day Bridge Term Loan Agreement, dated as of July 8, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2022).

10.3

Third Amendment to Second Amended and Restated Credit Agreement, dated as of September 21, 2022, by and among Sitio Royalties Operating Partnership, LP, as borrower, the guarantors party thereto, the lenders from time to time party thereto as lenders, and Bank of America, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).

10.4

Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., BX Royal Aggregator LP, Rock Ridge Royalty Company LLC and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2022).

10.5

Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., KMF DPM HoldCo, LLC, Chambers DPM HoldCo, LLC and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2022).

10.6

Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2022).

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

SITIO ROYALTIES CORP.

Date: November 8, 2022	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2022	By:	/s/ Jim Norris
Jim Norris
Vice President - Controller (Principal Accounting Officer)